Form 10-Q
period 2020-09-30
Creations Inc
filed 2020-11-13
CIK 1795938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2020

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 333-240161.

CREATIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-2054332
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Sichenzia Ross Ference LLP

1185 Avenue of the Americas, 37th Floor

New York, NY 10036

(Address of principal executive offices, Zip Code)

212-930-9700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of November 10, 2020 there were 3,544,242 shares of common stock, par value $0.0001 per share, issued and outstanding.

i

CREATIONS INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2020

CREATIONS INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2020

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CREATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands except share data)

	September 30,	December 31,
	2020	2019
	Unaudited
ASSETS
Current assets
Cash and cash equivalents	826	1,366
Marketable securities	45	-
Bank deposit	12	-
Other current assets	113	21
Total current assets	996	1,387

Non-current assets
Property and equipment, net	36	4
Intangible asset	363	-
Goodwill	583	-
Loans granted to stockholders	37	36
Total non-current assets	1,019	40

Total assets	2,015	1,427

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	172	92
Related parties	1	1
Total current liabilities	173	93

DEFERRED INCOME TAXES	84	-

COMMITMENT AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common Stock of $0.0001 par value -
Authorized: 100,000,000 at September 30, 2020 and December 31, 2019; Issued and outstanding: 3,544,242 and 2,289,744 shares at September 30, 2020 and December 31, 2019, respectively	-	-
Additional paid-in capital	3,162	2,205
Accumulated other comprehensive income	19	6
Accumulated deficit	(1,423)	(877)
Total stockholders’ equity	1,758	1,334

Total liabilities and stockholders’ equity	2,018	1,427

The accompanying notes are an integral part of the condensed consolidated financial statements

CREATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(U.S. dollars in thousands except share data)

	For the period of three months ended September 30,		For the period of nine months ended September 30,
	2020	2019	2020	2019
	Unaudited		Unaudited

Revenues	95	117	252	272
Cost of revenues	(114)	(143)	(282)	(292)
Gross loss	(19)	(26)	(30)	(20)

Operating expenses:
Marketing expenses	(6)	(2)	(7)	(7)
General and administrative expenses	(223)	(216)	(572)	(268)
Other expenses	(6)	-	(9)	-

Operating loss	(254)	(244)	(618)	(295)

Financial (expenses) income, net	36	(4)	72	(11)

Net loss for the period	(218)	(248)	(546)	(306)
Other comprehensive income (expenses): Foreign currency translation adjustments
Comprehensive loss	6	3	13	(4)
Net comprehensive loss for the period	(212)	(245)	(533)	(310)

Basic and diluted net loss per share	(0.09)	(0.44)	(0.24)	(0.66)
Weighted average number of Common Stock used in computing basic and diluted loss per share	2,317,315	554,666	2,298,934	463,363

The accompanying notes are an integral part of the condensed consolidated financial statements

CREATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(U.S. dollars in thousands except share data)

	Common Stock		Additional paid-in	Receivable on account	Accumulated other comprehensive	Accumulated	Total stockholders’ equity
	Number	Amount	capital	of shares	income	deficit	(deficit)
	Unaudited

Balance as of January 1, 2019	417,459	$-	$333	$-	$13	$(401)	$(55)

Receivable on account of shares	-	-	-	1,640	-	-	1,640
Conversion of loans from related company into shares of Common Stock	204,685	-	205	-	-	-	205
Other comprehensive loss	-	-	-	-	(4)	-	(4)
Net loss	-	-	-	-	-	(306)	(306)

Balance as of September 30, 2019	622,144	$-	$538	$1,640	$9	$(707)	$1,480

	Common Stock		Additional paid-in	Receivable on account	Accumulated other comprehensive	Accumulated	Total stockholders’ equity
	Number	Amount	capital	of shares	income	deficit	(deficit)
	Unaudited

Balance as of July 1, 2019	417,459	$-	$333	$-	$6	$(460)	$(121)

Receivable on account of shares	-	-	-	1,640	-	-	1,640
Conversion of loans from related company into shares of Common Stock	204,685	-	205	-	-	-	205
Other comprehensive income	-	-	-	-	3	-	3
Net loss	-	-	-	-	-	(247)	(247)

Balance as of September 30, 2019	622,144	$-	$538	$1,640	$9	$(707)	$1,480

The accompanying notes are an integral part of the condensed consolidated financial statements

CREATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(U.S. dollars in thousands except share data)

	Common Stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number	Amount	capital	income	deficit	equity
	Unaudited

Balance as of January 1, 2020	2,289,744	$-	$2,205	$6	$(877)	$1,334

Issuance of units consisting of shares of Common Stock and warrants upon acquisition of subsidiary	1,254,498	-	957	-	-	957
Other comprehensive income	-	-	-	13	-	13
Net loss	-	-	-	-	(546)	(546)

Balance as of September 30, 2020	3,544,242	$-	$3,162	$19	$(1,423)	$1,758

	Common Stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number	Amount	capital	income	deficit	equity
	Unaudited

Balance as of July 1, 2020	2,289,744	$-	$2,205	$12	$(1,204)	$1,013

Issuance of units consisting of shares of Common Stock and warrants upon acquisition of subsidiary	1,254,498	-	957	-	-	957
Other comprehensive income	-	-	-	7	-	7
Net loss	-	-	-	-	(219)	(219)

Balance as of September 30, 2020	3,544,242	$-	$3,162	$19	$(1,423)	$1,758

The accompanying notes are an integral part of the condensed consolidated financial statements

CREATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	For the period of nine months ended September 30,
	2020	2019
	Unaudited

Cash flows from operating activities:
Net loss	(546)	(306)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2	1
Financial expenses related to loans from related company	-	10
Financial income related to loans to shareholders	(1)	-
Unrealized gain on marketable securities	(21)
Changes in operating assets and liabilities:
Other current assets	(39)	3
Accounts payable	66	77
Related parties	-	(2)
Net cash used in operating activities	(539)	(217)

Cash flows from financing activities:
Loans received from related company	-	23
Receivable on account of shares	-	1,640
Net cash provided by financing activities	-	1,663

Cash flows from investing activities:
Investment in fixed assets	(1)	-
Acquisition of subsidiary (Appendix A)	(87)	-
Cash acquired from acquisition of subsidiary (Appendix A)	100	-
Investment in marketable securities	(24)	-
Net cash (used in) provided by investing activities	(12)	-

Foreign currency translation adjustments on cash and cash equivalents	11	4

Change in cash and cash equivalents	(540)	1,450
Cash and cash equivalents at beginning of period	1,366	86
Cash and cash equivalents at end of period	826	1,536

Supplementary information on financing activities not involving cash flows:
Conversion of loans from related company into shares of Common Stock	-	205

The accompanying notes are an integral part of the condensed consolidated financial statements

CREATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

Appendix A - Acquisition of subsidiary

September 28, 2020
Unaudited

Cash and cash equivalents acquired	100
Working capital (excluding cash and cash equivalents), net	49
Intangible assets	363
Acquisition of shares of subsidiary	(87)
Property and equipment	33
Goodwill	583
Deferred income taxes	(84)
Shares of Common Stock and warrants issued upon acquisition	(957)
Cash paid for the acquisition of subsidiary	87

CREATIONS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands)

NOTE 1 - GENERAL

A.	Creations Inc. (hereinafter: the “Company”) was established as a private company under the laws of the State of Delaware on May 13, 2019. The Company’s core business is the external management of Israeli mutual funds. It operates as a portfolio manager through its wholly owned subsidiary, Yetsira Investment House Ltd., (hereinafter: “Yetsira”).

The Company has two wholly owned subsidiaries. Yetsira Holdings Ltd. (hereinafter: “Holdings”) was established as a private Israeli corporation in December 2017. Yetsira Investment House Ltd. was established as a private Israeli corporation in November 2016. It is licensed as a portfolio manager by the Israel Securities Authority (“ISA”) and focuses on the external management of investment portfolios and mutual funds and the marketing of investment opportunities.

On January 29, 2018 Holdings became the sole stockholder of Yetsira by means of a share exchange agreement (the “Yetsira Exchange”), under which the issued and outstanding shares of Yetsira were exchanged for shares of Holdings on a one-to-one basis.

On July 3, 2019 the Company entered into a share exchange agreement (the “Holdings Exchange”) pursuant to which all of the outstanding shares of Holdings were exchanged for shares of the Company at a rate of 1:809 (the “Exchange Ratio”), with Holdings stockholders each receiving the same proportional ownership in the Company as they had held in Holdings immediately prior to the agreement. On the execution of the agreement and exchange of shares, Holdings became a wholly owned subsidiary of the Company.

For presentation purposes, all Common Stock and loss per share amounts have been adjusted to give retroactive effect to the Exchange Ratio for all periods presented in these consolidated financial statements.

During the reported period the company entered an additional acquisition agreement-see note 3.

B.	Beginning in early 2020, there has been an outbreak of coronavirus (COVID-19), initially in China and which has spread to other jurisdictions, including locations where the Company does business. The full extent of the outbreak, related business and travel restrictions and changes to behavior intended to reduce its spread are uncertain as of the signing date of these financial statements as this continues to evolve globally. Therefore, the full extent to which coronavirus may impact the Company’s results of operations or liquidity is uncertain. This outbreak has already had a material impact on the AUM and the operations of the Company. Management continues to monitor the impact that the COVID-19 pandemic is having on the Company, the specialty industry and the economies in which the Company operates. The Company anticipates that its future results of operations, including the results for 2020, will be materially impacted by the coronavirus outbreak, but at this time the Company has taken certain steps to reduce planned expenses and believes that its cash position gives it sufficient capital that it does not currently expect that the impact from the coronavirus outbreak will have a material effect on the Company’s working capital or financial position. However, given the speed and frequency of continuously evolving developments with respect to this pandemic, the Company cannot reasonably estimate the magnitude of the impact to its results of operations, and, if the outbreak continues on its current trajectory, such impacts could grow and become material to its liquidity or financial position.

CREATIONS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands)

NOTE 1 - GENERAL

C.	On August 31, 2020, the Company’s registration statement on Form S-1 was declared effective by the U.S. Securities and Exchange Commission, but the Company’s shares have not begun to be quoted on the OTCQB yet.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of presentation

The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s consolidated financial statements and related notes contained elsewhere in the prospectus on Form S-1 for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC related to interim financial statements. As permitted under those rules, certain information and footnote disclosures normally required or included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The financial information contained herein is unaudited; however, management believes all adjustments have been made that are considered necessary to present fairly the results of the Company’s financial position and operating results for the interim periods. All such adjustments are of a normal recurring nature.

The results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other interim period or for any future period.

B.	Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany balances and transactions have been eliminated in consolidation.

C.	Cash and cash equivalents

The Company considers all highly liquid investments, which include short-term bank deposits that are not restricted as to withdrawal or use, and short-term debentures, with original periods to maturity not exceeding three months, to be cash equivalents.

D.	Marketable securities

The Company values equity securities that are traded on a national securities exchange at their last reported sales price. To the extent that equity securities are actively traded and valuation adjustments are not applied, they are categorized in level 1 of the fair value hierarchy. Equity securities traded on inactive markets or valued by reference to similar instruments are generally categorized in level 2 of the fair value hierarchy.

CREATIONS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

E.	Use of estimates in the preparation of financial statements

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

F.	Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, “Earnings per share”. Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, net of the weighted average number of treasury shares (if any). Diluted loss per common share is computed similar to basic loss per share, except that the denominator is increased to include the number of additional potential shares of common stock that would have been outstanding if the potential shares of common stock had been issued and if the additional shares of common stock were dilutive. Potential shares of common stock are excluded from the computation for a period in which a net loss is reported or if their effect is anti-dilutive.

An amount of 2,317,315, 2,298,934, 0 and 0 outstanding stock warrants have been excluded from the calculation of the diluted net loss per share, for the period of three and nine months ended September 30, 2020 and 2019, respectively, because the effect of the common shares issuable as a result of the exercise or conversion of these instruments was determined to be anti-dilutive.

G.	Business combinations

The Company accounted for business combination in accordance with ASC 805, “Business Combinations”. ASC 805 requires recognition of assets acquired, liabilities assumed, and any non-controlling interest at the acquisition date, measured at their fair values as of that date. Any excess of the fair value of net assets acquired over purchase price and any subsequent changes in estimated contingencies are to be recorded in earnings. In addition, changes in valuation allowance related to acquired deferred tax assets and in acquired income tax position are to be recognized in earnings.

Acquisition related costs are expensed to the condensed consolidated statements of operations and comprehensive loss in the period incurred.

For more information regarding the share purchase agreement with Ocean Partners Y.O.D Ltd., see also Note 3 below.

CREATIONS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

H.	Recently issued accounting pronouncements, not yet adopted:

1.	In August 2018, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2018-13, “Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement,” (“ASU No. 2018-13”) which is designed to improve the effectiveness of disclosures by removing, modifying and adding disclosures related to fair value measurements. ASU No. 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years; the ASU allows for early adoption in any interim period after issuance of the update. The adoption of this ASU didn’t have significant impact on the Company’s consolidated financial statements.

2.	In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans, and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. The guidance also requires increased disclosures. For the Company, the amendments in the update were originally effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In November 2019, the FASB issued ASU No. 2019-10, which delayed the effective date of ASU 2016-13 for smaller reporting companies (as defined by the U.S. Securities and Exchange Commission) and other non-SEC reporting entities to fiscal years beginning after December 15, 2022, including interim periods within those fiscal periods. Early adoption is permitted. The Company is currently assessing the impact the guidance will have on its consolidated financial statements.

CREATIONS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands)

NOTE 3 - ACQUISITIONS

A.	On August 19, 2020, the Company entered into share purchase agreement with certain shareholder of Ocean Partners Y.O.D Ltd., an Israeli corporation that operates mutual funds investment management services for several mutual funds (“Ocean”), under which upon consummation of certain conditions the Company will purchase 7.5% of the outstanding and issued shares of Ocean for total cash consideration of NIS 300 (approximately $87) (the “Cash Consideration”).

The Company consummated the aforesaid acquisition at August 19, 2020 (the “Closing Date”).

B.	On September 7, 2020, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) by and among Yetsira, Ocean , and certain shareholders of Ocean (“Ocean Shareholders”), under which the Company upon consummation of certain conditions the Company will purchase the remaining 92.5% of the shares of Ocean for total equity consideration which representing 35.40% of the issued share capital of the Company on a fully diluted basis as of the Closing Date (as defined below) (the “Equity Consideration”), which comprised of the following:

1.	1,254,498 shares of common stock of the Company;

2.	1,254,498 warrants to purchase the same number of shares of common stock of the Company (the “Warrants”). The Warrants are convertible into shares of Common Stock over a period of three-years at an exercise price of $1.00 per share, with the price per share subject to standard anti-dilution adjustments.

The Company consummated the aforesaid acquisition at September 28, 2020 (the “Closing Date”).

In addition, the Company incurred acquisition related costs totalling $9, which are included in other expenses. Acquisition related costs include banking, legal and accounting fees, as well as other external costs directly related to the acquisition.

The acquisition implements the Company’s vision of becoming a leading investment company in Israel and delivering high quality management and value to its clients and shareholders. By combining the two businesses, the Company will be able to expand its variety of mutual funds and more than double its AUM. Moreover, Ocean has a large base of privet clients with high degree of customer loyalty which can be used as a platform to enlarge the Company’s privet client’s portfolio management business. Furthermore, the acquisition brought a more diversified abilities to the Company’s investment managers team and additional experience of the marketing capabilities that can be used to advance the Company forward.

Under business combination accounting principles, the total purchase price which including the Cash Consideration and Equity Consideration, was allocated to Ocean’s net tangible and intangible assets based on their estimated fair values as set forth below. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The goodwill is attributable primarily to the strategic opportunities aforementioned. The related goodwill and intangible assets are not deductible for tax purposes.

CREATIONS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands)

NOTE 3: ACQUISITIONS

B.	(Continued)

The allocation of the purchase price to assets acquired and liabilities assumed is as follows:

Cash	$100
Bank deposit	12
Prepaid expenses and other current assets	50
Property and equipment	33
Accrued expenses and other current liabilities	(13)
Deferred income taxes	(84)
Intangible asset - Customer relationships (*)	363
Goodwill	583

Total purchase price (**)	$1,044

(*)	The fair value of the customer relationships asset associated with Ocean acquisition amounted to $363 was based on market participant approach to valuation, performed internally by the management using estimates and assumptions. The customer relationships represent the existing relationships and agreements of Ocean with private portfolio clients. The estimated useful life of customer relationships was determined internally by the management at 5.25-years period.

(**)	The fair value of the purchase price is comprised from Cash Consideration that was paid in total amount of $87 (see also Note 3A above) and Equity Consideration in form of issuance of shares of units consists of Common Stock and warrants in total consideration of $957 which was determined internally by the management as certain percentage of the Company’s managing assets.

The consolidated results of operations do not include any revenues or expenses related to Ocean business on or prior to the Closing Date.

The following unaudited condensed combined pro forma information for nine months period ended September 30, 2020 and for the year ended December 31, 2019, gives effect to the acquisition of Ocean as if it had occurred on January 1, 2019. The pro forma information is not necessarily indicative of the results of operations, which actually would have occurred had the acquisition been consummated on that date, nor does it purport to represent the results of operations for future periods.

CREATIONS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands)

NOTE 3: ACQUISITIONS

B.	(Continued)

	September 30	December 31,
	2020	2019
	Unaudited

Revenues	$856	$1,511
Net loss	(593)	(576)
Net loss per ordinary share:
Basic	(0.17)	(0.30)
Diluted	$(0.17)	$(0.30)

The unaudited supplemental pro forma data reflects the historical information of the Company and Ocean adjustments for depreciation and amortization of the tangible and intangible assets acquired in the transaction, as if it had been entered into on January 1, 2019, and with consequential tax effects.

C.	In connection with the Share Exchange Agreement as noted in Note 3B, on September 7, 2020, the Company and its current Chief Executive Officer and Chairman and majority shareholder, and the Ocean Shareholders, entered into a shareholder agreement (the “Shareholder Agreement”), under which certain minority rights and protections (including representation on the Company’s Board of Directors) to Ocean Shareholders.

NOTE 4 - COMMITMENT AND CONTINGENCIES

A.	Operating lease

On May 24, 2020, Holdings entered into new Lease Agreement (the “Lease Agreement”) with Capital Market Moduls Ltd., an unrelated third party, for leasing premises which including 2 rooms and 1 parking spot. The lease is for a period term commencing June 1, 2020 through termination of the agreement by each of the parties in advance notice of 3 months. The monthly lease fee amounts to approximately NIS 9 (approximately $3) but the Company has an option to lease additional open spaces for additional monthly fee as determined in the Lease Agreement.

The payments above are associated with short-term leases of premises with a lease term of twelve months or less and therefore are out of scope of ASC 842 “Leases.” Consequently, these payments are recognized on a straight-line basis as an expense in the Consolidated Statements of Operations and Comprehensive Loss.

For more information regarding the execution of new Lease Agreement subsequent to the balance sheet date, see also Note 6A below.

CREATIONS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands)

NOTE 4 - COMMITMENT AND CONTINGENCIES (CONT.)

B.	During the three months period ended September 30, 2019, Holdings and Yetsira entered into Administration Service Agreements (the “Agreements”) with certain of the Company stockholders (the “Service Providers”), under which the Service Providers will provide outsourced executive services over a period of 12 months commencing from the Agreements’ effective date. In consideration of their services, the Service Providers will be entitled to (1) monthly consideration which is subject to the volume of assets administered by Yetsira; (2) bonus awards which is pending on conditions as specified in the Agreements and (3) reimbursement of reasonable expenses incurred to perform the services.

In addition, the Service Providers are also committed to non-competition clauses over a period of 24 months commencing the Agreements’ effective date (the “Non-Competition Period”). It was agreed that (1) upon termination of the Agreement by the Company, the Service Provider will be entitled to his monthly based salary over the period commencing the termination period and through the Non-Competition Period or (2) upon resignation of the Agreement by the Service Provider, the Service Provider will be entitled to 50% of his monthly based salary over the period commencing the termination period and through the Non-Competition Period but the Company has the right to avoid the payment by release the Service Provider from this commitment under the non-competition clause.

C.	On April 5, 2020, Yetsira entered into new hosting agreement (the “Hosting Agreement”) with Mutual Funds Moduls Ltd. (“Mutual Funds Moduls”), an unrelated third party, under which Yetsira receives hosting services from Mutual Funds Moduls and provides fund portfolio management services for funds under the management of Mutual Funds Moduls. In addition, Yetsira is obligate to pledge an amount of NIS 50 (approximately $14) to secure unexpected future payments for a period of 18 months following termination date of the Hosting Agreement. The pledge will be also liquidated by Mutual Funds Moduls upon consummation of certain conditions as determined in the Hosting Agreement.

The Hosting Agreement term is for unlimited period commencing the date in which the Company’s funds are transferred from the former funds administrator and may be terminate upon occurrence of events as determined in the agreement. In addition, it was determined that upon termination of the Hosting Agreement by Yetsira within the first 12 months, Yetsira will compensate Mutual Funds Moduls in total fixed amount of NIS 10 (approximately $3).

As of July 16, 2020, the Company’s funds were transferred from the former funds administrator and the Hosting Agreement has entered into effect.

D.	On September 24, 2020, Yetsira entered into new hosting agreement (the “New Hosting Agreement”) with Sigma Mutual Funds Ltd. (“Sigma Mutual Funds”), an unrelated third party, under which Yetsira receives hosting services from Sigma Mutual Funds and provides fund portfolio management services for funds under the management of Sigma Mutual Funds. The New Hosting Agreement is replacing the Hosting Agreement signed with Mutual Funds Moduls (see also Note 4C above).

The New Hosting Agreement term is for unlimited period commencing the date in which the Company’s funds are transferred from the former funds administrator and may be terminate upon occurrence of events as determined in the New Hosting Agreement. As of November 9, 2020, the Company’s funds were transferred from the former funds administrator and the New Hosting Agreement has entered into effect.

CREATIONS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands)

NOTE 5 - RELATED PARTIES BALANCES AND TRANSACTIONS

A.	Loans granted to stockholders

In 2019, the Company entered into loan agreements with three of its stockholders, who also serve as service providers to Holdings and Yetsira, under which the Company issued each of the three a loan of NIS 41, for an aggregated total of NIS 123 (approximately $34) (the “Loans”). The Loans bear interest at a rate of 1.45% per annum (the “Interest”). The Loans are payable on the earlier of the stockholders’ request to repay, 90 days after the termination of such stockholders’ service agreements, 30 days after the resignation of such stockholders from their positions as a service providers or 30 days upon selling of 25% of the Company’s shares that are held by such stockholders.

B.	Loans from related company

On January 29, 2018 and April 8, 2018, Holdings entered into two loan agreements with a wholly- owned company held by Guy Nissenson, who was the majority stockholder of Holdings (hereinafter “Related Party” and “Majority Stockholder”, respectively) for a total amount of NIS 300 (approximately $83( (the “Loans”). The Loans had a term of five years from the issuance date and bore an annual interest rate of 10%, with accrued interest payable annually on each of the Loans’ anniversary date. The Loans were scheduled to be repaid in four equal annual installments, commencing from the second interest payment date (i.e. the first principal payment was due to be made in 2020). A full lien was placed on the shares of Yetsira in favor of the Related Party as security for the Loans.

In July 2018, Holdings entered a third loan agreement with the Related Party for an additional principal amount of NIS 266 (approximately $74). The loan had a term of five years and bore an annual interest rate of 15%, with accrued interest payable annually on the loan’s anniversary date. The loan was scheduled to be repaid in four equal annual installments, commencing from the second interest payment date.

In March 2019, Holdings entered a fourth loan agreement with the Related Party for an additional principal amount of NIS 100 (approximately $28). The loan had a term of five years and bore an annual interest rate of 15%. The loan was scheduled to be repaid in four equal annual installments, commencing from the second interest payment date.

On July 1, 2019, Holdings entered into agreement with the Majority Stockholder under which all of the outstanding Loans and accrued interest of NIS 746 (approximately $205) were converted into 204,685 shares common stock of Holdings.

CREATIONS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands)

NOTE 5 - RELATED PARTIES BALANCES AND TRANSACTIONS (CONT.)

C.	Balances with related parties

	September 30,	December 31,
	2020	2019
	Unaudited

Assets:
Loans granted to stockholders	$37	$36

Liabilities:
Related parties	$1	$1

D.	Transactions with related parties

	For the period of three months ended September 30,		For the period of nine months ended September 30,
	2020	2019	2020	2019
	Unaudited		Unaudited

Income:
Interest income in respect to loans granted to stockholders	$(1)	$-	$(1)	$-

Expenses:
Management fee	$56	$7	$165	$7
Interest expenses in respect to loans from related company	$-	$-	$-	$10

CREATIONS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands)

NOTE 6 - SUBSEQUENT EVENT

A.	Operating lease

On October 22, 2020, Yetsira entered into new Lease Agreement (the “New Lease Agreement”) with landlord, which is unrelated third party, for leasing premises which including 196 square meters and 4 parking. The lease is for a period term commencing December 1, 2020 through November 30, 2022 (the “Leasing Period”), but Yetsira has the right to terminate the New Lease Agreement in advance notice of 3 months following the lapse of first 9 months of Leasing Period. The monthly lease fee amounted to NIS 65 (approximately $19) for each square and NIS 750 (approximately $214) for each parking. The monthly lease fee is linked to the index price customer.

In addition, Yetsira has the right the extend the Leasing Period by additional 24 months, as long as advance notice of 6 months has been provided before the ending of the Leasing Period. The monthly lease fee amounted to NIS 68 (approximately $19) for each square and NIS 750 (approximately $214) for each parking. The monthly lease fee is linked to the index price customer.

Yetsira pledged an amount of NIS 55 (approximately $16) to secure its commitments under the New Lease Agreement for a period commencing the closing of the New Lease Agreement through 60 days following the New Lease Agreement’s termination date.

The New Lease Agreement will replace the Lease Agreement signed with Capital Market Moduls Ltd. (see also Note 4A above).

B.	Subsequent to the balance sheets date and through the filing of these condensed consolidated financial statements, Holdings and Yetsira entered into Administration Service Agreements (the “Agreements”) with certain of the Company stockholders (the “Service Providers”), under which the Service Providers will provide outsourced executive services over a period of 12 months commencing from the Agreements’ effective date. In consideration of their services, the Service Providers will be entitled to (1) monthly consideration which is subject to the volume of assets administered by Yetsira; (2) bonus awards which is pending on conditions as specified in the Agreements and (3) reimbursement of reasonable expenses incurred to perform the services.

In addition, the Service Providers are also committed to non-competition clauses over a period of 24 months commencing the Agreements’ effective date (the “Non-Competition Period”). It was agreed that (1) upon termination of the Agreement by the Company, the Service Provider will be entitled to his monthly based salary over the period commencing the termination period and through the Non-Competition Period or (2) upon resignation of the Agreement by the Service Provider, the Service Provider will be entitled to 50% of his monthly based salary over the period commencing the termination period and through the Non-Competition Period but the Company has the right to avoid the payment by release the Service Provider from this commitment under the non-competition clause.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control, which may include statements about our:

●	business strategy;

●	financial strategy;

●	intellectual property;

●	production;

●	future operating results; and

●	plans, objectives, expectations and intentions contained in this report that are not historical.

All statements, other than statements of historical fact included in this report, regarding our strategy, intellectual property, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this report. You should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this report are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in this report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur.

Organizational History

Creations, Inc. was incorporated in May 2019. On July 1, 2019, Creations, Inc, acquired a 100% interest in Yetsira Holdings Ltd., though a share swap agreement. Yetsira Holdings is an Israeli Corporation incorporated in December 2017 which in turn owns 100% of Yetsira Investment House (“Yetsira”), our operating entity, which was incorporated in November 2016.

Through our wholly owned subsidiary, Yetsira Investment House, we operate as a portfolio manager, licensed by the Israel Securities Authority (“ISA”). Yetsira currently offers and manages six mutual funds with approximately $54,639,522 in assets, currently under management (“AUM”). While Yetsira’s core-business is the external investment management of Israeli mutual funds, the ISA license allows Yetsira to manage traditional private investment portfolios and IRA accounts.

We generate revenue primarily from management fees paid by our unitholders, which fees are based upon a certain percentage of their assets in the funds. Our expenses are mainly comprised of payments for distribution commissions to banks, third-party platform user fees, salary commissions and expenses, and commissions to the ISA and the Israeli Stock Exchange. We conduct our business exclusively through Yetsira and exercise effective control over the operations of Yetsira pursuant to a series of contractual arrangements, under which we are entitled to receive substantially all of its economic benefits.

Our continued focus is on our core business of mutual fund management, while increasing our number of managed funds. Part of our growth depends on the strength of our brand, which the Company intends to strengthen by increasing our exposure to the general public, especially to the investment advisors in the banks, which constitute the main channel for funds distribution in Israel. We also plan to increase public relations activities and advertising. Furthermore, in 2020, we expect to examine possibilities for integrating technological means in our services, mainly in our private portfolio management service. We also continue to examine the expansion of our areas of activity, through cooperation, locating synergistic opportunities for our existing areas of activity and establishing additional parallel investment opportunities. In addition, we may pursue the acquisition of other unrelated businesses in the financial sector; particularly, where we believe that they can grow their business by expanding and upgrading their use of technology.

 On August 19, 2020, the Company purchased 7.5% of the outstanding and issued shares of Ocean Partners Y.O.D.M Ltd., an Israeli corporation (“Ocean”) that acts as external mutual funds investment management services for 6 mutual funds and several private clients, for total cash consideration of approximately $87,000. On September 7, 2020, the Company entered into a share exchange agreement by and among Yetsira, Ocean, and certain shareholders of Ocean, pursuant to which the Company acquired the remaining 92.5% of the capital stock of Ocean in exchange for an aggregate of 1,254,498 shares of common stock of the Company, $0.001 par value, and 1,254,498 warrants to purchase shares of common stock of the Company (the “Warrants”) issued to the certain Ocean shareholders by the Company. The Warrants are convertible into shares of our common stock over a period of three-years at an exercise price of $1.00 per share. The Company completed the acquisition on September 28, 2020.

The acquisition implements the Company’s vision of becoming a leading investment company in Israel and delivering high quality management and value to its clients and shareholders. By combining the two businesses, the Company will be able to expand its variety of mutual funds and more than double its AUM. Moreover, Ocean has a large base of private clients with a high degree of customer loyalty which can be used as a platform to enlarge the Company’s privet client’s portfolio management business. Furthermore, the acquisition is intended to diversify the experience, skills and abilities of the Company’s investment managers team, including marketing experience that can be used to advance the Company forward.

Ocean is an external investment manager of 6 mutual fund and a portfolio manager of 73 private clients, with a total AUM of $95,295,548 with implied additional yearly expected revenue of $797,169

Recently Issued Accounting Pronouncements

Management reviewed currently issued pronouncements during the three months ended September 30, 2020, and does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

Results of Operations for the Three Months Ended September 30, 2020 compared to Three Months Ended September 30, 2019.

Revenue

For the three months ended September 30, 2020 and 2019, the Company generated revenues in the amount of $95,000 and $117,000 respectively. The decrease was primarily attributable to an decrease in our average AUM for the period, which led to an decrease in investment management fees.

Assets Under Management and Investment Performance

The following table reflects the changes in our AUM for the three months ended September 30, 2020 and 2019.

(In millions)

	For the three month ended September 30, 2020	For the three months ended September 30, 2019
Beginning Balance	$48.02	$53.55
Gross inflows	5.70	2.62
Gross outflows	(5.12)	(3.95)
Market appreciation (depreciation)(1)	6.04	5.90

End Balance	$54.64	$58.12
Average AUM for the Period	$51.87	$55.68

(1)	Market appreciation (depreciation) includes investment gains (losses) on assets under management, the impact of foreign exchange rates and net reinvested dividends.

Our total AUM increased by $6.62 million during the three months ended September 30, 2020, from $48.02 million as of June 30, 2020 to $54.64 million as of September 30, 2020, or a 13.78% increase on our total AUM. The increase was a result of net AUM inflows of $0.58 million and market appreciation of $6.04 million.

Cost of Revenues

For the three months ended September 30, 2020 and 2019, cost of revenues was $114,000 and $143,000, respectively. The decrease in these expenses was mainly attributable to a new hosting agreement with a fund manager that substantially reduced the payment for each fund.

Marketing Expenses

For the three months ended September 30, 2020, our marketing expenses were $6,000, compared to $2,000 for the prior-year period. The increase in these expenses was mainly attributable to a management decision to expand marketing expenses due to improved performance in several of our funds.

General and Administrative Expenses

For the three months ended September 30, 2020, our general and administrative expenses were $223,000 , compared to $216,000 for the period ended September 30, 2019, an approximate 4% increase. The increase in these expenses was mainly attributed to service and professional fees, payments to the founders and an employee, as shown in the table below.

The following table provides a year-over-year breakout of the material components of our general and administrative expenses:

	For the three months ended September 30, 2020 (in thousands)		For the three months ended September 30, 2019 (in thousands)
Components of G&A Expenses:	$		$
Wages		41		16
Travel and vehicle expenses		7		4
Communication and office expenses		3		3
Services and professional fees		146		189
Office rent		17		5
Insurance Fees and fines		8		-3
Depreciation		0		1
Other expenses		0		1
Total G&A expenses		$223		$216

Net Loss

The Company realized a net loss of $218,00 for the three months ended September 30, 2020, compared to a net loss of $248,000 for the period ended September 30, 2019 The decrease in net loss of $30,000, despite the decrease in revenue, was related to an increase in financial income and a decrease in cost of revenue.

After taking into account foreign currency translation adjustments, which resulted in other comprehensive income of $6,000 and $3,000 for the three months ended September 30, 2020 and 2019, respectively, the Company realized a net loss after other comprehensive expenses of $212,000 and $245,000 for the three months ended September 30, 2020 and 2019, respectively.

Liquidity and capital resources

As of September 30, 2020, the Company had cash in the amount of $826,000, compared to cash in the amount of $1,366,000 as of December 31, 2019.

Stockholders’ equity as of September 30, 2020 was $1,758,000, as compared to a stockholders’ equity of $1,480,000 as of September 30, 2019.

The Company’s accumulated deficit was $1,423,000 and $707,000 at September 30, 2020 and September 30, 2019, respectively.

Results of Operations for the Nine Months Ended September 30, 2020 compared to the Nine Months Ended September 30, 2019.

Revenue

For the nine months ended September 30, 2020 and 2019, the Company generated revenues in the amount of $252,000 and $272,000 respectively. The decrease was primarily attributable to a change in client asset allocation to less volatile funds (bond fund) that often have lower costs. This allocation caused our zero fee special fund attract more assets and the fee for that fund will be updated beginning in January 2021.

Assets Under Management and Investment Performance

The following table reflects the changes in our AUM for the nine months ended September 30, 2020 and 2019.

(In millions)

	For the nine month ended September 30, 2020	For the nine months ended September 30, 2019
Beginning Balance	$63.20	$49.51
Gross inflows	25.93	16.76
Gross outflows	(32.30)	(15.98)
Market appreciation (depreciation)(1)	2.19	7.83

End Balance	$54.64	$58.12
Average AUM for the Period	$53.52	$51.90

(1)	Market appreciation (depreciation) includes investment gains (losses) on assets under management, the impact of foreign exchange rates and net reinvested dividends.

Our total AUM decreased by $8.56 million during the nine months ended September 30, 2020, from 63.2 million as of December 31, 2019 to $54.64 million as of September 30, 2020, or a 13.54% decrease on our total AUM. The decrease was a result of net AUM outflows of $6.37 million and market depreciation of $2.19 million.

Cost of Revenues

For the nine months ended September 30, 2020 and 2019, cost of revenues was $282,000 and $292,000, respectively. The decrease in these expenses was mainly attributable to a new hosting agreement with a fund manager that substantially reduced the payment for each fund.

Marketing Expenses

For the nine months ended September 30, 2020, our marketing expenses were $7,000, the same amount as the prior-year period.

General and Administrative Expenses

For the nine months ended September 30, 2020 our general and administrative expenses were $572,000, compared to $268,000 for the period ended September 30, 2019, an approximate 113% increase. The increase in these expenses was mainly attributed to service and professional fees, payments to the founders and an employee, as shown in the table below.

The following table provides a year-over-year breakout of the material components of our general and administrative expenses:

	For the nine months ended September 30, 2020 (in thousands)		For the nine months ended September 30, 2019 (in thousands)
Components of G&A Expenses:	$		$
Wages		62		16
Travel and vehicle expenses		18		16
Communication and office expenses		21		8
Services and professional fees		413		195
Office rent		35		13
Insurance Fees and fines		21		17
Depreciation		1		2
Other expenses		0		1
Total G&A expenses		$572		$268

Net Loss

The Company realized a net loss of $546,000 for the nine months ended September 30, 2020, compared to a net loss of $306,00 for the period ended September 30, 2019 The increase in net loss of $240,000 was related primarily to an increase in general and administrative expenses (see components above).

After taking into account foreign currency translation adjustments, which resulted in other comprehensive income of $13,000 and ($4,000) for the nine months ended September 30, 2020 and 2019, respectively, the Company realized a net loss after other comprehensive expenses of $533,000 and $310,000 for the nine months ended September 30, 2020 and 2019, respectively.

Liquidity and capital resources

The Company’s operating activities resulted in net cash used of $539,000 for the nine months ended September 30, 2020, compared to net cash used of $217,000 for the nine months ended September 30, 2019. The increase in net cash used was mainly attributable to an increase of expenses, including an increase in management payments to the founders and hiring an additional employee, costs arising from moving to new offices and additional service fees which includes lawyer fees, auditor fees and accountant fees.

The Company’s investing activities resulted in net cash used of $12,000 for the nine months ended September 30, 2020. Investing activities resulted in no net cash provided or used for the three months ended September 30, 2019.

The Company’s financing activities did not provide cash during the nine months ended September 30, 2020, compared to net cash provided of $1,663 during the nine months ended September 30, 2019. No loans were received or provided during the period ending September 30, 2020.

Off- Balance Sheet Arrangements

The Company currently does not have any off-balance sheet arrangements

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to impairment of property, plant and equipment, intangible assets, deferred tax assets and fair value computation using the Binomial lattice valuation pricing model. We base our estimates on historical experience and on various other assumptions, such as the trading value of our common stock and estimated future undiscounted cash flows, that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

Use of Estimates

In accordance with accounting principles generally accepted in the United States, management utilizes estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates and assumptions relate to recording, useful lives and impairment of tangible and intangible assets, derivatives, accruals, income taxes, stock-based compensation expense, binomial model inputs and other factors. Management believes it has exercised reasonable judgment in deriving these estimates. Consequently, a change in conditions could affect these estimates.

Fair Value of Financial Instruments

Fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2020, the amounts reported for cash, accrued interest and other expenses, notes payables, and derivative liability approximate the fair value because of their short maturities.

Recently Issued Accounting Pronouncements

Management reviewed currently issued pronouncements during the three months ended September 30, 2020, and does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements. Pronouncements disclosed in notes to the financials.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the fiscal quarter ended September 30, 2020 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Internal Controls

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

There are no legal proceedings to which we are presently a party, and we are not aware of any legal proceedings threatened or contemplated against us.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 28, 2020, the Company issued 1,254,498 shares of common stock of the Company and 1,254,498 warrants to purchase the same number of shares of common stock of the Company (the “Warrants”) pursuant to the Share Exchange Agreement. The Warrants are convertible into shares of common stock over a period of three-years at an exercise price of $1.00 per share, with the price per share subject to standard anti-dilution adjustments.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

31	Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.*
32	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase.*
101.LAB	XBRL Taxonomy Extension Label Linkbase.*
101.PRE	XBRL Extension Presentation Linkbase.*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 13, 2020	CREATIONS, INC.

/s/ Guy Nissenson
Guy Nissenson
Chief Executive Officer
(Principal Executive Officer) and
Acting Chief Financial Officer
(Principal Accounting and Financial Officer)

- 28 -