Form 10-K
period 2020-12-31
Creations Inc
filed 2021-03-30
CIK 1795938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 001-36763

CREATIONS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	84-2054332
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification Number)

c/o Sichenzia Ross Ference LLP 1185 Avenue of the Americas, 37th Floor
New York, NY	10036
(Address of Principal Executive Offices)	(Zip Code)

212-930-9700

(Registrant’s Telephone Number, Including Area Code)

Securities registered under section 12(b) of the Exchange Act: Common stock, par value $0.001 per share

Securities registered under section 12(g) of the Exchange Act: Not applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ X ]	Smaller Reporting Company [ X ]
(Do not check if smaller reporting company)	Emerging growth Company [ X ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

As of March 29, 2021, 3,544,242 shares of the registrant’s common stock were outstanding.

Documents incorporated by reference: None.

FORWARD-LOOKING INFORMATION

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by using terminology including “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “ “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Annual Report is filed, and we do not intend to update any of the forward-looking statements after the date this Annual Report is filed to confirm these statements to actual results, unless required by law.

This Annual Report also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other industry data. This data involves several assumptions and limitations, and you are cautioned not to give undue weight to such estimates. We have not independently verified the statistical and other industry data generated by independent parties and contained in this Annual Report and, accordingly, we cannot guarantee their accuracy or completeness, though we do generally believe the data to be reliable. In addition, projections, assumptions and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including, but not limited to, the possibility that we may fail to preserve our expertise in medical therapy and product research and development; that existing and potential partners may opt to work with, or favor the products of, competitors if our competitors offer more favorable products or pricing terms; that we may be unable to maintain or grow sources of revenue; that we may be unable to attain and maintain profitability; that we may be unable to attract and retain key personnel; that we may not be able to effectively manage, or to increase, our relationships with customers; that we may have unexpected increases in costs and expenses; the effect the current COVID-19 pandemic will have on the Company as further discussed herein. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

PART I

ITEM 1.	BUSINESS

Overview

Creations, Inc. was incorporated in May 2019. On July 1, 2019, Creations, Inc, acquired a 100% interest in Yetsira Holdings Ltd., though a share swap agreement. Yetsira Holdings is an Israeli Corporation incorporated on December 2017 which in turn owns 100% of Yetsira Investment House (“Yetsira”), our operating entity, incorporated in November 2016, and Ocean Partners Y.O.D.M Ltd. (“Ocean Partners” and “Ocean”).

Through our wholly owned subsidiaries, Yetsira Investment House and Ocean Partners, we operate as a portfolio manager, licensed by the Israel Securities Authority (“ISA”). We currently offer and manage ten mutual funds with approximately $181,000,000 in assets, currently under management (“AUM”). Our core-business is providing investment services for Israeli mutual funds.

We generate revenue primarily from management fees paid by our unitholders, which fees are based upon a certain percentage of their assets in the funds. Our expenses are mainly comprised of payments of distribution commissions to banks, third-party platform user fees, salary commissions and expenses, and commissions to the ISA and the Israeli Stock Exchange. Following the acquisition of Ocean, all the investment management business of the group is managed through Ocean. We exercise effective control over the operations of Ocean pursuant to a series of contractual arrangements, under which we are entitled to receive substantially all of its economic benefits.

Our continued focus is on our core business of mutual fund management, while increasing our number of managed funds, private portfolio and increasing our AUM. Part of our growth depends on the strength of our brand, which the Company intends to strengthen by increasing our exposure to the general public, especially through investment advisors in commercial banks, which constitute the main channel for funds distribution in Israel. We also plan to increase public relations activities and advertising. We also continue to examine the expansion of our areas of activity, through cooperation, locating synergistic opportunities for our existing areas of activity and establishing additional parallel investment opportunities. In addition, we may pursue the acquisition of other unrelated businesses in the financial sector.

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

The acquisition implements the Company’s vision of becoming a leading investment company in Israel and delivering high quality asset management and value to its clients and shareholders. By combining the two businesses, Yetsira and Ocean, the Company will be able to expand its variety of mutual funds and more than double its AUM. Moreover, Ocean has a large base of private clients with a high degree of customer loyalty which can be used as a platform to enlarge the Company’s privet client’s portfolio management business. Furthermore, the acquisition is intended to diversify the experience, skills and abilities of the Company’s investment managers team, including marketing experience that can be used to advance the Company forward.

Ocean is an external investment manager of 6 mutual fund and a portfolio manager of 74 private clients, with a total AUM of $95.3M with implied additional yearly expected revenue of $797,169.

Available Information

The Company’s website, www.creationsfin.com , provides access, without charge, to its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (“SEC”). The information provided on the Company’s website is not part of this report and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.

Materials filed by the Company with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding our company that we file electronically with the SEC.

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable to smaller reporting companies.

ITEM 2.	PROPERTIES

Not Applicable.

ITEM 3.	LEGAL PROCEEDINGS

There are no legal proceedings to which we are presently a party, and we are not aware of any legal proceedings threatened or contemplated against us.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is currently no market for the Company’s common stock. A FINRA registered firm has filed a 15c2-11 application to have the Company’s shares quoted on the OTC which application is pending.

Dividends

The Company has not declared or paid any cash dividends on its common stock and presently intends on retaining future earnings, if any, to fund the development and growth of the business. Therefore, the Company does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The Company has not adopted an equity incentive plan,

ITEM 6.	SELECTED FINANCIAL DATA

Not required for smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Organizational History

Creations, Inc. was incorporated in May 2019. On July 1, 2019, Creations, Inc, acquired a 100% interest in Yetsira Holdings Ltd., through a share swap agreement. Yetsira Holdings is an Israeli Corporation incorporated in December 2017 which in turn owns 100% of Yetsira Investment House (“Yetsira”), which was incorporated in November 2016.

On August 19, 2020, the Company purchased 7.5% of the outstanding and issued shares of Ocean Partners Y.O.D.M Ltd., an Israeli corporation (“Ocean”) for total cash consideration of approximately $87,000. On September 7, 2020, the Company entered into a share exchange agreement by and among Yetsira, Ocean, and certain shareholders of Ocean, pursuant to which the Company acquired the remaining 92.5% of the capital stock of Ocean in exchange for an aggregate of 1,254,498 shares of common stock of the Company, $0.001 par value, and 1,254,498 warrants to purchase shares of common stock of the Company (the “Warrants”) issued to the certain Ocean shareholders by the Company. The Warrants are convertible into shares of our common stock over a period of three-years at an exercise price of $1.00 per share. The Company completed the acquisition on September 28, 2020.

Following the acquisition of Ocean, all the investment management business of the group is managed through Ocean.

The acquisition implements the Company’s vision of becoming a leading investment company in Israel and delivering high quality asset management and value to its clients and shareholders. By combining the two businesses, Yetsira and Ocean, the Company will be able to expand its variety of mutual funds and more than double its AUM. Moreover, Ocean has a large base of private clients with a high degree of customer loyalty which can be used as a platform to enlarge the Company’s privet client’s portfolio management business. Furthermore, the acquisition is intended to diversify the experience, skills, and abilities of the Company’s investment managers team, including marketing experience that can be used to advance the Company forward.

Our continued focus is on our core business of mutual fund management, while increasing our number of managed funds and private portfolio and increasing of our AUM. Part of our growth depends on the strength of our brand, which the Company intends to strengthen by increasing our exposure to the general public, especially through investment advisors in the commercial banks, which constitute the main channel for funds distribution in Israel. We also plan to increase public relations activities and advertising. We also continue to examine the expansion of our areas of activity, through cooperation, locating synergistic opportunities for our existing areas of activity and establishing additional parallel investment opportunities. In addition, we may pursue the acquisition of other unrelated businesses in the financial sector.

Through our wholly owned subsidiary, Ocean, we operate as a portfolio manager, licensed by the Israel Securities Authority (“ISA”). Ocean currently offers and manages ten mutual funds branded as Ocean-Yetsira funds, and 74 private portfolios with approximately $181M in assets, currently under management (“AUM”).

We generate revenue primarily from management fees paid by our unitholders or clients, which fees are based upon a certain percentage of their assets in the funds. Our expenses are mainly comprised of payments for distribution commissions to banks, third-party platform user fees, salary commissions and expenses, and commissions to the ISA and the Israeli Stock Exchange. We conduct our business exclusively through Yetsira holdings and exercise effective control over the operations of Ocean and Yetsira pursuant to a series of contractual arrangements, under which we are entitled to receive substantially all of its economic benefits.

Recently Issued Accounting Pronouncements

Management reviewed currently issued pronouncements during the year ended December 31, 2020, and does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

Results of Operations for the Year Ended December 31, 2020 compared to Year Ended December 31, 2019. (In Thousands)

Revenue

For the year ended December 31, 2020 and 2019, the Company generated revenues in the amount of $521 and $323 respectively. The increase was primarily attributable to an increase in our AUM in the last quarter that attributed to additional AUM of approximately $95.3 from Ocean acquisition, which led to an increase in investment management fees.

Assets Under Management and Investment Performance

The following table reflects the changes in our AUM for the year ended December 31, 2020 and 2019.

(In millions)

	For the year ended December 31, 2020	For the year ended December 31, 2019
Beginning Balance	$60.60	$52.99
Gross inflows	55.25	24.37
Gross outflows	(53.17)	(20.19)
Market appreciation (depreciation)(1)	22.99	4.14
Additional AUM from acquisitions	95.29

End Balance	$180.96	$60.60
Average AUM for the Period	$81.5	$53.54

(1)	Market appreciation (depreciation) includes investment gains (losses) on assets under management, the impact of foreign exchange rates and net reinvested dividends.

Our total AUM increased by $120.36 million during the year ended December 31, 2020, from $60.60 million as of December 31, 2019 to $180.96 million as of December 31, 2020, or a 198.16% increase on our total AUM. The increase was a result of net AUM inflows of $2.08 million, market appreciation of $22.99 million and of $95.29 million attributed to the acquisition of Ocean.

Cost of Revenues

For the year ended December 31, 2020 and 2019, cost of revenues was $469 and $329, respectively. The increase in these expenses was mainly attributable to an increase in the number of managed funds.

Marketing Expenses

For the year ended 31, 2020, our marketing expenses were $15, compared to $29 for the prior-year period. The decrease in these expenses was mainly attributable to a management decision to reduce marketing expenses due to decrease in the AUM at the beginning 2020, caused by the outbreak of coronavirus (COVID-19).

General and Administrative Expenses

For the year ended December 31, 2020, our general and administrative expenses were $864, compared to $431 for the period ended December 31, 2019, an approximate 100% increase. The increase in these expenses was mainly attributed to service and professional fees, payments to the management and employees as shown in the table below.

The following table provides a year-over-year breakout of the material components of our general and administrative expenses:

	For year ended December 31, 2020 (in thousands)		For the year ended December 31, 2019 (in thousands)
Components of G&A Expenses:	$		$
Wages		134		26
Travel and vehicle expenses		15		30
Communication and office expenses		22		13
Services and professional fees		562		240
One-off expenses		33		70
Office rent		58		22
Insurance Fees and fines		22		22
Depreciation		0.3		2.5
Other expenses		17.5		5
Total G&A expenses		$864		$431
Total G&A expenses excluding one-off expenses		789		361

(1) The increase in services and professional fees is primarily due to the following two events:

● The Company is seeking to register as a public company and was declared effective by the U.S. Securities and Exchange Commission, as a result needed to retain additional professionals to deal with the preparation of the financial statements, including a change of auditors, as well as payments to lawyers in the going public process. For the year ended December 31, 2020, costs related to this process were approximately $116 as compared to $54.5 for year ended December 31, 2019; and

● On September 28, 2020, the share swap agreement between Ocean and Creations was consummated and contributed to an increase in professional services, management fees and other expenses.

Net Loss

The Company realized a net loss of $772 for the year ended December 31, 2020, compared to a net loss of $476 for the year ended December 31, 2019. The increase in net loss, despite the increase in revenue, was related to the increase in General and administrative expenses as mentioned above.

After taking into account foreign currency translation adjustments, which resulted in other comprehensive income of $100 and expense of 7 for the year ended December 31, 2020 and 2019, respectively, the Company realized a net loss after other comprehensive expenses of $672 and $483 for the year ended December 31, 2020 and 2019, respectively.

Liquidity and capital resources

As of December 31, 2020, the Company had cash in the amount of $625 compared to cash in the amount of $1,366 as of December 31, 2019.

Stockholders’ equity as of December 31, 2020 was $1,619, as compared to stockholders’ equity of $1,334 as of December 31, 2019.

The Company’s accumulated deficit was $1,649 and $877 at December 31, 2020 and December 31, 2019, respectively.

Liquidity and capital resources

The Company’s operating activities resulted in net cash used of $856 for the year ended December 31, 2020, compared to net cash used of $393 for the year ended December 31, 2019. The increase in net cash used was mainly attributable to an increase of expenses, attributed to expansion of our management team and staff with the Ocean acquisition and expenses attributed to the efforts of registration as a public company.

The Company’s investing activities provided net cash of $85 for the year ended December 31, 2020, compared to $22 investing activities used for the year ended December 31, 2019.

The Company’s financing activities did not provide cash during the year ended December 31, 2020, compared to net cash provided of $1.7 during the year ended December 31, 2019. No loans were received or provided during the Year ending December 31, 2020.

Off- Balance Sheet Arrangements

The Company currently does not have any off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TABLE OF CONTENTS FOR THE FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Creations Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Creations Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “Financial Statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ BARZILY AND CO.

We have served as the Company’s auditor since 2019.

Jerusalem, Israel

March 30, 2021

CREATIONS, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands except share data)

	December 31,
	2020	2019
ASSETS

Current Assets
Cash and cash equivalents	$625	$1,366
Bank deposit	33	-
Other receivables	51	-
Prepaid expenses	68	21
Total Current Assets	777	1,387

Non-Current Assets
Property and equipment, net	$45	$4
Intangible assets	371	-
Goodwill	627	-
Loans granted to stockholders	26	36
Operating right of use assets	109	-
Total non-current asset	1,178	40
Total assets	1,955	1,427

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable (related parties of $25 and $0)	$140	$92
Related parties	1	1
Operating lease liability – current portion	58	-
Total Current Liabilities	199	93

Non-Current Liabilities
Operating lease ease Liability, net of current portion	51	-
Deferred taxes	86	-
Total Non-Current Liabilities	137	-

Total Liabilities	336	-

Commitments and Contingencies (Note 10)

Stockholders’ Equity
Common Stock of $0.0001 par value -
Authorized: 100,000 at December 31, 2020 and 2019; Issued and outstanding: 3,544,242 and 2,289,744 shares at December 31, 2020 and 2019, respectively	-	-
Additional paid-in capital	3,162	2,205
Accumulated other comprehensive income	106	6
Accumulated deficit	(1,649)	(877)
Total Stockholders’ Deficit	1,619	1,334

Total liabilities and stockholders’ equity	$1,955	$1,427

See accompanying notes to consolidated financial statements.

CREATIONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(U.S. dollars in thousands except share data)

	For the year ended December 31,
	2020	2019
Revenues	$521	$323
Cost of Sales	(469)	(329)
Gross Profit (loss)	52	(6)

Operating Expenses
Marketing expenses	$(15)	$(29)
General and administrative expenses (related parties of $116 and $89)	(864)	(431)

Operating Loss	(827)	(466)

Other Income – capital gain from marketable securities	88	-
Financial expenses, net (related party of $0 and $10)	(20)	(10)
Loss before taxes on income	(759)	(476)

Taxes on Income	(13)	-

Net loss for the year	(772)	(476)
Other comprehensive income (expenses) Foreign currency translation adjustments	100	(7)
Comprehensive loss	(672)	(483)

Basic and diluted net loss per share	(0.30)	(0.70)

Weighted average number of Common Stock used in computing basic and diluted loss per share	$2,616,257	$675,728

See accompanying notes to consolidated financial statements.

CREATIONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(U.S. dollars in thousands except share data)

	Common Stock		Additional Paid-in	Accumulated And other comprehensive	Accumulated	Total Stockholders’ Equity
	Number	Amount	Capital	income	Deficit	Deficit
Balances - December 31, 2019	417,459	$-	$333	$13	$(401)	$(55)
Conversion of loans from related company into shares of Common Stock	204,685	-	204	—	—	204
Issuance of units consisting of shares of Common Stock and warrants	1,667,600	—	1,668	-	—	1,668
Other comprehensive loss	-	-	-	(7)	—	(7)
Net loss	—	—	—	—	(476)	(476)

Balance as of December 31, 2019	2,289,744	—	2,205	6	(877)	1,334

Issuance of units consisting of shares of Common Stock and warrants upon acquisition of a subsidiary	1,254,498	—	957	—	—	957
Other comprehensive income	—	—	—	100	—	100
Net loss	—	—	—	—	(772)	(772)

Balance as of December 31, 2019	2,289,744	—	2,205	6	(877)	1,334

Issuance of units consisting of shares of Common Stock and warrants upon acquisition of a subsidiary	1,254,498	—	957	—	—	957
Other comprehensive income	—	—	—	100	—	100
Net loss	—	—	—	—	(772)	(772)

Balance as of December 31, 2020	3,544,242	—	3,162	106	(1,649)	1,649

See accompanying notes to consolidated financial statements.

CREATIONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	December 31,
	2020	2019
Cash Flows from Operating Activities
Net loss	$(772)	$(476)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21	3
Amortization of operating right of use asset	5
Financial expenses related to loans from related company	-	6
Other income – capital gain from marketable securities	(88)	-
Deferred taxes	13	-

Changes in operating assets and liabilities:
Accounts receivable	(48)	-
Other current assets	(8)	(10)
Accounts payable	26	83
Operating right of use liability	(5)	-
Related parties	-	1

Net Cash Used in Operating Activities	(856)	(393)

Cash Flows from Investing Activities

Maturity of (investment in) bank deposit	(21)	13
Investment in marketable securities	(63)
Proceeds from marketable securities	151
Acquisition of subsidiary (Appendix A)	(87)	-
Cash acquired from acquisition of subsidiary (Appendix A)	100	-
Loans (granted) returned from stock holders	12	(35)
Purchase of property and equipment	(7)
Net cash provided by (used in) investing activities	85	(22)

Cash Flows from Financing Activities

Issuance of units consisting of shares of Common Stock and warrants	—	1,668
Loans received from a related company	—	28
Net cash provided by financing activities		1,696

Foreign currency translation adjustments on cash and cash equivalents	30	(1)

Change in cash and cash equivalents	(741)	1,280
Cash and cash equivalents at beginning of year	1,366	86
Cash and cash equivalents end of year	625	1,366
Supplementary information on activities not involving cash flows:
Conversion of loans from related company into shares of Common Stock	-	205

Operating right of use asset	(114)

Operating right of use liability	114

CREATIONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

Appendix A - Acquisition of subsidiary

Cash and cash equivalents acquired	100
Deferred taxes	17
Working capital (excluding cash and cash equivalents), net	32
Intangible assets	363
Property and equipment	33
Goodwill	583
Deferred income taxes	(84)
Shares of Common Stock and warrants issued upon acquisition	(957)
Cash paid for the acquisition of subsidiary	87

See accompanying notes to consolidated financial statements.

CREATIONS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands)

NOTE 1 - GENERAL

A. Creations Inc. (hereinafter: the “Company”) was established as a private company under the laws of the State of Delaware on May 13, 2019. The Company’s core business is providing investment services for Israeli mutual funds. It operates as a portfolio manager through its wholly-owned subsidiary, Yetsira Investment House Ltd., (hereinafter: “Yetsira”), and also through Ocean Partners Y.O.D.M Ltd. (hereinafter: “Ocean”) following the acquisition of Ocean (see note 3).

The Company has three wholly-owned subsidiaries. Yetsira Holdings Ltd. (hereinafter: “Holdings”) was established as a private Israeli corporation in December 2017. Yetsira Investment House Ltd. was established as a private Israeli corporation in November 2016. It is licensed as a portfolio manager by the Israel Securities Authority (“ISA”) and focuses on the external management of investment portfolios and mutual funds and the marketing of investment opportunities.

On January 29, 2018 Holdings became the sole stockholder of Yetsira by means of a share exchange agreement (the “Yetsira Exchange”), under which the issued and outstanding shares of Yetsira were exchanged for shares of Holdings on a one-to-one basis. (See also Note 2D).

On July 3, 2019 the Company entered into a share exchange agreement (the “Holdings Exchange”) pursuant to which all of the outstanding shares of Holdings were exchanged for shares of the Company at a rate of 1:809 (the “Exchange Ratio”), with Holdings stockholders each receiving the same proportional ownership in the Company as they had held in Holdings immediately prior to the agreement. On the execution of the agreement and exchange of shares, Holdings became a wholly-owned subsidiary of the Company. (See also Note 2D).

For presentation purposes, all Common Stock and loss per share amounts have been adjusted to give retroactive effect to the Exchange Ratio for all periods presented in these consolidated financial statements.

Regarding the acquisition during 2020 of Ocean Partners Y.O.D.M Ltd. (“Ocean”), a wholly owned subsidiary, see Note 3.

B. Beginning in early 2020, there has been an outbreak of coronavirus (COVID-19), initially in China and which has spread to other jurisdictions, including locations in which the Company operates. The full extent of the outbreak, related business and travel restrictions and changes to behavior intended to reduce its spread are uncertain as of the signing date of these financial statements as this continues to evolve globally. As a result, similarly to other companies in the money market industry, the company’s assets under management (AUM) declined in the beginning of the outbreak. In the second half of 2020 the results were significantly improving. The Company believes that the Company’s AUM and results are not expected to be impacted again from the pandemic due to the high vaccination rate of the population in Israel and reopening of business and cultural activities by the government. The Company’s management continues to follow the publications and guidelines on the matter. Nevertheless, future outcomes of the pandemic are uncertain and could be different than the Company’s estimations.

C. On August 31, 2020, the Company’s registration statement on Form S-1 was declared effective by the U.S. Securities and Exchange Commission. As at the date of filing this report, the Company’s shares have not begun to be quoted on the OTCQB.

D. The figures in the financial statements are stated in U.S. Dollars in thousands unless otherwise mentioned.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

A. Use of Estimates in Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with U.S. GAAP accounting principles requires management to make estimates and assumptions. The Company’s management believes that the estimates, judgments and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

B. Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

C. Functional currency

The functional currency of the Company is the U.S. dollar, which is the currency of the primary economic environment in which it operates. In accordance with ASC 830, “Foreign Currency Matters” (ASC 830), monetary balances denominated in or linked to foreign currency are stated on the basis of the exchange rates prevailing at the applicable balance sheet date. For foreign currency transactions included in the statement of operations, the exchange rates applicable on the relevant transaction dates are used. Gains or losses arising from changes in the exchange rates used in the translation of such transactions and from the remeasurement of monetary balance sheet items are carried as financing income or expenses.

The functional currency of Yetsira, Holdings and Ocean is the New Israeli Shekel (“NIS”) and their financial statements are included in the consolidation based on translation into US dollars. Accordingly, assets and liabilities were translated from NIS to US dollars using year-end exchange rates, and income and expense items were translated at average exchange rates during the year. Gains or losses resulting from translation adjustments are reflected in stockholders’ equity, under “Accumulated Other Comprehensive Income”.

	December 31,	December 31,
	2020	2019
Official exchange rate of NIS 1 to US dollar	0.311	0.289

D. Merger of entities under common control

The Company accounted for the exchanges of shares completed under the Yetsira Exchange and the Holdings Exchange pursuant to ASC 805-50 “Transactions between Entities under Common Control”. Accordingly, all prior financial information has been presented to reflect this transaction as a “pooling of interests” as of the earliest period presented under common control.

When accounting for a transfer of assets or exchange of shares between entities under common control, the entity that receives the net assets or the equity interests shall initially measure the recognized assets and liabilities transferred at their carrying amounts in the accounts of the transferring entity at the date of transfer. If the receiving entity issues equity interests in the exchange, the equity interests issued are recorded at an amount equal to the carrying amount of the net assets transferred, even if the fair value of the equity interests issued is reliably determinable.

The annual consolidated financial statements of the receiving entity shall report results of operations for the period in which the transfer occurs as though the transfer of net assets or exchange of equity interests had occurred at the beginning of the period in which common control was established. Results of operations for that period will thus comprise those of the previously separate entities combined from the beginning of the period in which common control was established to the date the transfer is complete, and those of the combined operations from that date to the end of the period.

The annual consolidated financial statements as of December 31, 2020 include the accounts of the Company from May 13, 2019, its date of incorporation, and the accounts of Holdings and Yetsira since inception date.

E. Cash and cash equivalents

The Company considers all highly liquid investments, which include short-term bank deposits that are not restricted as to withdrawal or use, and short-term debentures, with original periods to maturity not exceeding three months, to be cash equivalents.

F. Accounts receivable

Accounts receivable are reported at their outstanding unpaid principal balances net of an allowance for uncollectible accounts. The Company provides for allowances for uncollectible receivables based on management’s estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. The Company writes off accounts receivable against the allowance for doubtful accounts when a balance is determined to be uncollectible. At December 31, 2020, the Company determined that an allowance for doubtful accounts was not needed.

G. Property and equipment, net

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets at the following annual rates

%
Computers and equipment	33
Vehicle	15

When an asset is retired or otherwise disposed of, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition is reflected in the statements of operations.

H. Impairment of long-lived assets

Property and equipment subject to amortization are reviewed for impairment in accordance with ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets”, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the years ended December 31, 2020 and 2019, no impairment losses were recorded.

I. Revenue recognition

The Company accounts for revenue under ASC 606, Revenue from Contracts with Customers (“ASC 606”). Under the guidance, the Company determines revenue recognition through the following five steps:

■	Identification of the contract, or contracts, with a customer;
■	Identification of the performance obligations in the contract;
■	Determination of the transaction price;
■	Allocation of the transaction price to the performance obligations in the contract; and

Recognition of revenue when, or as, the Company satisfies a performance obligation.

Asset Management and Investments Fees (Gross): The Company earns asset management and investment brokerage fees from its contracts with clients. These fees are primarily earned over time on a daily basis and are generally assessed based on a fixed percentage of the Assets Under Management (AUM). Other related services provided include investment banking and consulting for which the Company’s fees, which are based on a fixed fee schedule, are recognized when the services are rendered.

All of the Company’s revenues is from contracts with customers. Customers are invoiced at the end of the month.

Contract Assets and Liabilities

A contract asset is an entity’s right to payment for goods and services already transferred to a customer if that right to payment is conditional on something other than the passage of time. Generally, an entity will recognize a contract asset when it has fulfilled a contract obligation but must perform other obligations before being entitled to payment.

A contract liability is an entity’s obligation to transfer goods or services to a customer at the earlier of (1) when the customer prepays consideration or (2) the time that the customer’s consideration is due for goods and services the entity will yet provide. Generally, an entity will recognize a contract liability when it receives a prepayment.

At both December 31, 2020 and 2019, contract assets and liabilities were $0.

J. Fair value of financial instruments

The carrying amounts reported in the balance sheets for cash and cash equivalents, bank deposits, other current assets and accounts receivables and accounts payable approximate their fair market value based on the short-term maturity of these instruments. The Company did not have any non-financial assets or liabilities that are measured at fair value on a recurring basis as of December 31, 2020 and 2019.

K. Severance pay

The groups liability for severance pay is calculated according to Section 14 of the Israeli Severance Compensation Act, 1963 (“Section 14”), pursuant to which Holdings’ severance pay liability to its employees is fully discharged by monthly deposits to pension fund accounts in the employees’ names, at a rate of 8.33% of the employees’ monthly salary. Under Israeli employment law, payments in accordance with Section 14 release Holdings from any future severance payment obligations in respect of those employees. The fund is made available to the employee at the time the employer-employee relationship is terminated, regardless of the cause of termination. The severance pay liabilities and deposits under Section 14 are not reflected in the consolidated balance sheets as the severance pay risks have been irrevocably transferred to the severance funds.

L. Income taxes

The Company accounts for income taxes under ASC 740, “Income Taxes”. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carry-forward period under the Federal tax laws. Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

The Company accounts for uncertainties in income taxes under the provisions of ASC 740-10-05 which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and certain recognition thresholds must be met before a tax position is recognized. An entity may only recognize or continue to recognize tax positions that meet a “more likely-than-not” threshold. As of December 31, 2020 and 2019, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying financial statements. The Company recognizes interest and penalties related to uncertain income tax positions in other expense.

M. Concentrations of credit risks

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and restricted bank deposit. Cash and cash equivalents and the restricted bank deposit are invested mainly in USD and NIS in banks in Israel and the United States. Such funds in United States may be in excess of insured limits and are not insured in other jurisdictions. Management believes that the financial institutions that hold the Company’s investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

The Company has no off-balance-sheet concentrations of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

N. Basic and diluted net loss per share

The Company computes net loss per share in accordance with ASC 260, “Earnings per share.” Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, net of the weighted average number of treasury shares (if any).

Diluted loss per common share is computed similarly to basic loss per share, except that the denominator is increased to include the number of additional potential common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Potential common shares are excluded from the computation for a period in which a net loss is reported or if their effect is anti-dilutive. The Company’s potential common shares consist of stock warrants issued to certain investors and their potential dilutive effect is considered using the treasury method.

The total numbers of shares related to outstanding stock warrants that have been excluded from the calculation of the diluted net loss per share due to their anti-dilutive effect was 3,544,242 and 2,289,744 for the years ended December 31, 2020 and 2019 respectively.

As discussed in Note 1, on July 3, 2019, as part of the Holdings Exchange, all of the outstanding shares of Holdings were exchanged for shares of Common Stock of the Company based on the Exchange Ratio. For presentation purposes, all Common Stock and loss per share amounts have been adjusted to give retroactive effect to the Exchange Ratio for all periods presented in these consolidated financial statements.

O. Legal and other contingencies

The Company accounts for its contingent liabilities in accordance with ASC 450 “Contingencies” under which a provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. As of December 31, 2020 and 2019, the Company is not a party to any litigation that could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

Legal costs incurred in connection with loss contingencies are expensed as incurred.

P. Warrants

Warrants that were granted by the Company to investors through private placement transactions and to the Holdings stockholders under the Holdings Exchange (see also Notes 12B5 and 12B6) are classified as a component of permanent equity since they are freestanding financial instruments that are legally detachable and separately exercisable, contingently exercisable, do not embody an obligation for the Company to repurchase its own shares, and permit the holders to receive a fixed number of shares of common stock upon exercise. In addition, the warrants must require physical settlement and may not provide any guarantee of value or return. Fully vested and non-forfeitable warrants that meet these criteria are initially recorded at their grant date fair value and are not subsequently re-measured.

Q. Leases

On January 1, 2019, the Company adopted FASB Accounting Standards Codification, or ASC, Topic 842, Leases, or ASC 842, which requires the recognition of the right-of-use assets and related operating and finance lease liabilities on the balance sheet and the disclosure of key information about certain leasing arrangements.

Leases are classified as either finance leases or operating leases. A lease is classified as a finance lease if any one of the following criteria are met: the lease transfers ownership of the asset by the end of the lease term, the lease contains an option to purchase the asset that is reasonably certain to be exercised, the lease term is for a major part of the remaining useful life of the asset or the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any one of these criteria. Substantially all the Company’s operating leases are comprised of office space leases and substantially all its finance leases are comprised of office furniture and technology equipment.

Lease payments included in the measurement of the lease liability comprise the following: the fixed non-cancellable lease payments, payments for optional renewal periods where it is reasonably certain the renewal period will be exercised, and payments for early termination options unless it is reasonably certain the lease will not be terminated early.

Lease expense for operating leases consists of the lease payments, and is recognized on a straight-line basis over the lease term. Included in lease expense are any variable lease payments incurred in the period that were not included in the initial lease liability.

The Company recognized a lease liability in the amount of the present value of the lease payments, and concurrently recognized right of use assets in the same amount of the lease liability regarding a lease agreement (effective from December 1, 2020) classified as operating lease.

Prior lease agreements were associated with short-term leases of premises with a lease term of twelve months or less and therefore were out of scope of ASC 842.

R. Intangible assets

Intangible assets consist of existing customer relationships from the acquisition of Oceans (see Note 3). The Company accounts for intangible assets at their historical cost and records amortization utilizing the straight-line method based upon their estimated useful lives. The estimated useful life of customer relationships was determined internally by the management at 5.25-years period. Amortization expense in 2020 amounted to $19 thousands. The annual amortization for the next 5 years is expected to be in the amount of $74 thousands a year.

S. Goodwill

Goodwill consists of the excess of cost over net assets acquired of Ocean. Goodwill is not amortized, but is tested at least annually for impairment, or if circumstances change that will more likely than not reduce the fair value of the reporting unit below its carrying amount. The Company performs annual impairment testing on a recurring basis in the last quarter of each year. Impairments, if any, are expensed in the year incurred. The Company did not record an impairment in 2020.

NOTE 3 - ACQUISITIONS

A. On August 19, 2020, the Company entered into share purchase agreement with certain shareholders of Ocean, an Israeli corporation that provides mutual funds investment management services for several mutual funds, under which upon consummation of certain conditions the Company will purchase 7.5% of the outstanding and issued shares of Ocean for total cash consideration of NIS 300 (approximately $87) (the “Cash Consideration”).

The Company consummated the aforesaid acquisition at August 19, 2020 (the “Closing Date”).

B. On September 7, 2020, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) by and among Yetsira, Ocean , and certain shareholders of Ocean (“Ocean Shareholders”), under which upon consummation of certain conditions the Company will purchase the remaining 92.5% of the shares of Ocean for a total equity consideration which represents 35.4% of the issued share capital of the Company on a fully diluted basis as of the Closing Date (as defined below) (the “Equity Consideration”), which comprised of the following:

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

The Company consummated the aforesaid acquisition at September 28, 2020 (the “Closing Date”).

In addition, the Company incurred acquisition related costs totaling $32 thousands, which are included in other expenses. Acquisition related costs include banking, legal and accounting fees, as well as other external costs directly related to the acquisition.

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

Furthermore, the acquisition brought a more diversified ability to the Company’s investment managers team and additional experience of the marketing capabilities that can be used to advance the Company forward.

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

(**) The fair value of the purchase price is comprised from Cash Consideration that was paid in total amount of $87 (see Note 3A) and Equity Consideration in form of issuance of shares of units consists of Common Stock and warrants in total consideration of $957 which was determined internally by the management as certain percentage of the Company’s managing assets.

The consolidated results of operations include revenues and expenses related to Ocean business for the fourth quarter of 2020.

The following unaudited condensed combined pro forma information for years ended December 31, 2020 and 2019, gives effect to the acquisition of Ocean as if it had occurred on January 1, 2019. The pro forma information is not necessarily indicative of the results of operations, which actually would have occurred had the acquisition been consummated on that date, nor does it purport to represent the results of operations for future periods.

	December 31	December 31,
	2020	2019
	Audited

Revenues	$1,125	$1,511
Net loss	(818)	(576)
Net loss per ordinary share:
Basic	(0.23)	(0.30)
Diluted	$(0.23)	$(0.30)

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

NOTE 4 - ACCOUNTS RECEIVABLE

	December 31,
	2020	2019

Trade accounts receivable in respect of mutual funds management	$51	$-
	$51	$-

NOTE 5 - OTHER CURRENT ASSETS

	December 31,
	2020	2019

Governmental authorities	$58	$6
Prepaid expenses	7	8
Others	3	7
	$68	$21

NOTE 6 - PROPERTY AND EQUIPMENT

	December 31,
	2020	2019

Computers	$21	$4
Furniture and equipment	49	-
Vehicles	7	7
Accumulated depreciation	(32)	(7)
	$45	$4

Depreciation expense was approximately $2 thousands for the years ended December 31, 2020 and 2019.

NOTE 7 - INTANGIBLE ASSETS

Customer relations in the amount of $363 thousand that was acquired by the company through the acquisition of Ocean (see note 3) have a finite useful life of 5.25 years and are measured at cost less accumulated amortization. The company recognized amortization of $19 thousands during 2020 regarding customer relations. Total amortization of customer relations for coming 5 years is $69 thousands per annum and $344 thousand in total.

NOTE 8 - GOODWILL

Goodwill in the amount of $583 thousand that was recognized by the company through the acquisition of Ocean (see Note 3) reflects the consideration of the acquisition less the net amount of the identifiable assets acquired and the liabilities assumed.

NOTE 9 - LOANS GRANTED TO STOCKHOLDERS

In 2019, the Company entered into loan agreements with three of its stockholders, who also serve as service providers to Holdings and Yetsira (see also Note 11C), under which the Company issued each of the three a loan of NIS41 thousands, for an aggregated total of NIS123 thousands (approximately $34 thousand) (the “Loans”). The Loans bear interest at a rate of 1.45% per annum (the “Interest”). The Loans are payable on the earlier of the stockholders’ request to repay, 90 days after the termination of such stockholders’ service agreements, or 30 days after the resignation of such stockholders from their positions as a service providers or 30 days upon selling of 25% of the Company’s shares that are held by such stockholders.

During 2020, one of the stockholders service agreement was terminated and the loan was fully repaid.

During the years ended December 31, 2020 and 2019, the Company recognized interest income of NIS1,490 ($433) and NIS149 ($43) respectively in respect of these loans.

Composition:

	Year ended December 31,	Year ended December 31,
	2020	2019

Opening balance	$36	$35
Repayment	(12)	-
Interest income and exchange differences	2	1

Closing balance	$26	$36

NOTE 10 - LOANS FROM RELATED COMPANY

A. On January 29, 2018 and April 8, 2018, Holdings entered into two loan agreements with a wholly- owned company held by Guy Nissenson, who was the majority stockholder of Holdings (hereinafter “Related Party” and “Majority Stockholder”, respectively) for a total amount of NIS300 thousands (approximately $83 thousands (the “Loans”). The Loans had a term of five years from the issuance date and bore an annual interest rate of 10%, with accrued interest payable annually on each of the Loans’ anniversary date. The Loans were scheduled to be repaid in four equal annual installments, commencing from the second interest payment date (i.e. the first principal payment was due to be made in 2020). A full lien was placed on the shares of Yetsira in favor of the Related Party as security for the Loans.

B. In July 2018, Holdings entered a third loan agreement with the Related Party for an additional principal amount of NIS 267 thousands (approximately $74 thousands). The loan had a term of five years and bore an annual interest rate of 15%, with accrued interest payable annually on the loan’s anniversary date. The loan was scheduled to be repaid in four equal annual installments, commencing from the second interest payment date.

Additionally, as part of the loan agreement, the Majority Stockholder purchased an additional 12,944 shares of common stock of Holdings for a total amount of $9 thousands (see also Note 12B1(.

C. In March 2019, Holdings entered a fourth loan agreement with the Related Party for an additional principal amount of NIS100 thousands (approximately $28 thousands). The loan had a term of five years and bore an annual interest rate of 15%. The loan was scheduled to be repaid in four equal annual installments, commencing from the second interest payment date.

D. On July 1, 2019, Holdings entered into agreement with the Majority Stockholder under which all of the outstanding Loans and accrued interest of NIS 746 thousands (approximately $205 thousands) were converted into 204,685 shares common stock of Holdings.

Composition:

	December 31,
	2020	2019

Opening balance	$-	$163
Loans received from Related Party	-	28
Accrued interest	-	6
Conversion of Loans and accrued interest into common stock	-	(205)
Exchange differences on translation of foreign operations	-	8

Closing balance	$-	$-

NOTE 11 - COMMITMENT AND CONTINGENCIES

A. Leases:

1. Previous premises in Israel occupied by Holdings were leased under a lease which expired on December 31, 2019. The annual rental fee amounted to NIS50 thousands (approximately $14 thousands) and was linked to the Israeli Consumer Price Index (“Israel CPI”).

2. On August 15, 2019, Holdings entered into a lease agreement with WeWork for office space. The lease is for a one-year term running from September 2019 through August 2020. The monthly rental fee amounts to approximately NIS8 thousands (approximately $2 thousands). In addition, the Company is obligated to pay a monthly membership fee based on the terms in the Agreement.

3. On May 24, 2020, Holdings entered into new Lease Agreement (the “Lease Agreement”) with Capital Market Moduls Ltd. (“Mutual Funds Moduls”), an unrelated third party, for leasing premises which including 2 rooms and 1 parking spot. The lease is for a period term commencing June 1, 2020 through termination of the agreement by each of the parties in advance notice of 3 months. The monthly lease fee amounts to approximately NIS 9 thousands (approximately $3 thousands) and the Company has an option to lease additional open spaces for additional monthly fee as determined in the Lease Agreement.

The payments above are associated with short-term leases of premises with a lease term of twelve months or less and therefore are out of scope of ASC 842 “Leases.” Consequently, these payments are recognized on a straight-line basis as an expense in the Consolidated Statements of Operations and Comprehensive Loss.

4. On October 22, 2020, Yetsira entered into new Lease Agreement (the “New Lease Agreement”) with an unrelated third party, for leasing premises which including 196 square meters and 4 parking spaces. The lease is for a term commencing December 1, 2020 throughout November 30, 2022 (the “Leasing Period”), and Yetsira has the right to terminate the New Lease Agreement in an advance notice of 3 months following the lapse of first 9 months of Leasing Period. The monthly lease fee amounted to NIS 65 (approximately $19) for each square meter and NIS 750 (approximately $214) for each parking space. The monthly lease fee is linked to the index price customer.

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

The New Lease Agreement replaced the Lease Agreement signed with Capital Market Moduls (see Note 11A3).

The lease was capitalized under ASC 842: minimum payment $5 thousands, 24 months, interest rate 3.6%.

Total lease expenses amounted to $59 thousands and $22 thousands for the years ended December 31, 2020 and 2019, respectively.

B. On January 1, 2017, Yetsira entered into an Agreement with Ayalon Mutual Funds Ltd (“Ayalon MFM”) under which Yetsira receives hosting services from Ayalon and provides fund portfolio management services for funds under the management of Ayalon MFM. The company ceased to receive hosting services from Ayalon MFM in August 2020.

On April 5, 2020, Yetsira entered into new hosting agreement (the “Hosting Agreement”) with Mutual Funds Moduls, under which Yetsira received hosting services from Mutual Funds Moduls and provided fund portfolio management services for funds under the management of Mutual Funds Moduls.

The Hosting Agreement term was for unlimited period commencing the date in which the Company’s funds were transferred from the former funds administrator and may be terminate upon occurrence of events as determined in the agreement.

As of July 16, 2020, the Company’s funds were transferred from the former funds administrator and the Hosting Agreement has entered into effect.

Following the acquisition of Ocean, the mutual fund management activity of the group is managed through Ocean.

On September 24, 2020, Ocean entered into a new hosting agreement (the “New Hosting Agreement”) with Sigma Mutual Funds Ltd. (“Sigma Mutual Funds”), an unrelated third party, under which Ocean receives hosting services from Sigma Mutual Funds and provides fund portfolio management services for funds under the management of Sigma Mutual Funds. The New Hosting Agreement replaced the Hosting Agreement signed with Mutual Funds Moduls.

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

During the years ended December 31, 2020 and 2019, the Company incurred hosting services and fund portfolio management services expenses in total amount of $469 thousands and $329 thousands which were recorded as cost of revenues in the Consolidated Statements of Operations and Comprehensive Loss.

C. On July 1, 2019 (the “Effective Date”), Holdings and Yetsira entered into Administration Service Agreements (the “Agreements”) with certain of the Company stockholders (the “Service Providers”), under which the Service Providers will provide outsourced executive services over a period of 12 months commencing from the Effective Date. In consideration of their services, the Service Providers will be entitled to (1) monthly consideration which is subject to the volume of assets administered by Yetsira; (2) bonus awards as defined and under conditions specified in the Agreements and (3) reimbursement of reasonable expenses that were incurred to perform the services.

In addition, the Service Providers are also committed to non-competition clauses over a period of twenty-four months commencing the Effective Date (the “Non-Competition Period”). It was agreed that (1) upon termination of the Agreement by the Company, the Service Providers will be entitled to their monthly based salary over the period commencing the termination period and through the Non-Competition Period or (2) upon resignation of the Agreement by a Service Provider, the Service Provider will be entitled to 50% of his monthly based salary over the period commencing the termination period and through the Non-Competition Period but the Company has the right to avoid the payment by release the Service Provider from this commitment under the non-competition clause.

D. On October 2020 through the filing of these condensed consolidated financial statements, Holdings and Yetsira entered into Administration Service Agreements (the “Agreements”) with certain of the Company stockholders (the “Service Providers”), under which the Service Providers will provide outsourced executive services over a period of 12 months commencing from the Agreements’ effective date. In consideration of their services, the Service Providers will be entitled to (1) monthly consideration which is subject to the volume of assets administered by Yetsira; (2) bonus awards which is pending on conditions as specified in the Agreements and (3) reimbursement of reasonable expenses incurred to perform the services.

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

NOTE 12 - STOCKHOLDERS’ EQUITY

A. Common Stock

The holder of the shares of Common Stock are entitled to the following rights:

1. Right to participate and vote in the Company’s general meetings, whether regular or extraordinary. Each share will entitle its holder, when attending and participating in the voting in person or via agent or letter, to one vote;

2. Right to share in distribution of dividends, whether in cash or in the form of bonus shares; the distribution of assets or any other distribution pro rata to the par value of the shares held by them;

3. Right to a share in the distribution of the Company’s excess assets upon liquidation on a pro rata basis to the par value of the shares held by them.

Issuance of shares of Common Stock

1. As noted in Note 6B, in July 2018, the Main Stockholder purchased an additional 12,944 shares of common stock of Holdings at a price per share of $0.683 for a total amount of $8,837.

2. As noted in Note 6D, on July 1, 2019, outstanding loans (including accrued interest) of the Main Stockholder in a total amount of $204,753 were converted into 204,685 ordinary shares of common stock of Holdings.

3. In July 2019, upon the establishment of the Company and as part of the Holdings Exchange, the Company undertook to issue the Holdings shareholders warrants for the purchase of additional shares in the event that it issued warrants as part of the private placement transaction (see also Note 12B4), and then subject to the same terms as the warrants issued to the new investors.

4. The Company entered into private placement transactions with several investors for the sale of Common Stock, pursuant to which on November 17, 2019 the Company issued units consisting of a total of 1,640,000 shares of Common Stock and 1,640,000 warrants to purchase 1,640,000 shares of Common Stock (the “Warrants”) in exchange for total consideration of $1,640,000. The Warrants are convertible into shares of Common Stock over a period of three-years at an exercise price of $1.00 per share, with the price per share subject to standard anti-dilution adjustments.

In connection with the aforesaid transaction, the Company issued 622,144 warrants with the same terms as the Warrants to the former stockholders of Holdings.

5. During the fourth quarter of 2019, the Company entered into additional private placement transactions with several additional investors under which the Company issued units consisting of 27,600 shares of Common Stock and 27,600 warrants to purchase 27,600 shares of Common Stock and with the same terms as the Warrants, in exchange for total consideration of $27,600.

6. During the fourth quarter of 2019, the Majority Stockholder entered into a voting agreement with certain stockholders (the “Voting Agreement”) pursuant to which the Majority Stockholder was granted full voting powers over 242,709 shares of Common Stock, including any shares that are issued upon exercise of Warrants owned by the participating stockholders.

7. Following the acquisition of the remaining 92.5% of the shares of Ocean (See Note 3B), the Company issued on September 28, 2020:

A. 1,254,498 shares of common stock of the Company;

B. 1,254,498 warrants to purchase the same number of shares of common stock of the Company (the “Warrants”). The Warrants are convertible into shares of Common Stock over a period of three-years at an exercise price of $1.00 per share, with the price per share subject to standard anti-dilution adjustments.

8, In connection with the Share Exchange Agreement as noted in Note 3B, on September 7, 2020, the Company and its current Chief Executive Officer and Chairman and majority shareholder, and the Ocean Shareholders, entered into a shareholder agreement (the “Shareholder Agreement”), under which certain minority rights and protections (including representation on the Company’s Board of Directors) to Ocean Shareholders.

B. Warrants

	2020	2019

Outstanding as of January 1	2,289,744	-
Granted	1,254,498	2,289,744
Exercised	-	-

Outstanding as of December 31	3,544,242	2,289,744

NOTE 13 - EMPLOYEE BENEFITS

The Company’s liability for severance pay is calculated according to Section 14 of the Israeli Severance Compensation Act, 1963 (“Section 14”), pursuant to which Holdings’ severance pay liability to its employees is fully discharged by monthly deposits to pension fund accounts in the employees’ names, at a rate of 8.33% of the employees’ monthly salary. Under Israeli employment law, payments in accordance with Section 14 release from any future severance payment obligations in respect of those employees. The fund is made available to the employee at the time the employer-employee relationship is terminated, regardless of the cause of termination. The severance pay liabilities and deposits under Section 14 are not reflected in the consolidated balance sheets as the severance pay risks have been irrevocably transferred to the severance funds.

Severance pay deposit expenses under Section 14 for the years ended December 31, 2020 and 2019 amounted to $10 thousands and $2 thousands, respectively.

NOTE 14 - TAXES ON INCOME

A. Taxation under Various Laws

1. Tax rate applicable to Yetsira, Holdings and Ocean is 23%.

2. Tax rates applicable to the Company:

The enactment of the Tax Cuts and Jobs Act (“Tax Act”) in December 2017, reduced the federal income tax rates from an average of 35% to a 21% flat rate, beginning in the 2018 tax year. The Tax Act also includes a provision designed to currently tax global intangible low-taxed income (“GILTI”), beginning in 2018 tax year. As the Company is currently in a loss position, there was no tax effect in the current year. The Company will record the U.S. income tax effect of future GILTI inclusions in the period in which they arise, if relevant.

After the enactment of the Tax Act, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) which provided guidance on accounting for the enactment effect of the Tax Act. SAB 118 addressed the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. SAB 118 provided or a measurement period of up to one year from the Tax Act enactment date for companies to complete their accounting under ASC 740. During the quarter ended December 31, 2019, the Company completed the accounting for the income tax effects of the Tax Act, which resulted in an immaterial change in the net deferred tax asset, before valuation allowance, at the enactment date.

B. Net operating losses carryforward

As of December 31, 2020, Yetsira and Holdings have accumulated net operating loss carryforwards for Israeli tax purposes in the amount of approximately $1,142 thousands which may be carried forward and offset against taxable income in the future for an indefinite period.

As of December 31, 2020, Ocean has accumulated net operating loss carryforwards for Israeli tax purposes in the amount of approximately $130 thousands which may be carried forward and offset against taxable income in the future for an indefinite period.

As of December 31, 2020, the Company has accumulated net operating loss carryforwards for U.S. federal income tax purposes of approximately $247 thousands which may be carried forward and offset against taxable income in the future for an indefinite period. Utilization of the U.S. net operating losses may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

C. Income taxes on foreign subsidiaries

Foreign subsidiaries are taxed according to the tax laws in their respective country of residence. Neither Israeli income taxes, foreign withholding taxes nor deferred income taxes were provided in relation to undistributed earnings of the Company’s foreign subsidiaries. This is because the Company has the intent and ability to reinvest these earnings indefinitely in the foreign subsidiaries and therefore those earnings are continually redeployed in those jurisdictions.

D. Income tax expenses

Income tax expense for the years ended December 31, 2020 and 2019 are as follows:

	December 31,
	2020	2019

Current income tax	$-	$-
Deferred taxed	$13	$-
	$13	$-

E. Deferred income taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	Year Ended December 31,
	2020	2019

Deferred tax assets:
Net operation loss carryforward	$345	$101

Net deferred tax asset before valuation allowance	345	101
Valuation allowance	(345)	(101)

Net deferred tax asset	$-	$-

	Year Ended December 31,
	2020	2019

Deferred tax liability:
Customer relations intangible assets	$86	$-

Net deferred tax liability	$86	$-

The Company has a valuation allowance against a majority of its net deferred tax assets due to the uncertainty of realization of the deferred tax assets due to the operating loss history of the Company. The Company currently provides a valuation allowance against deferred taxes when it is more likely than not that some portion, or all of its deferred tax assets will not be realized. The valuation allowance could be reduced or eliminated based on future earnings and future estimates of taxable income.

F. Reconciliation of Income Taxes

The main reconciling item between the statutory tax rate of the Company and the effective tax rate is the recognition of valuation allowances in respect to deferred taxes relating to accumulated net operating losses carried forward and temporary differences due to the uncertainty of the realization of such deferred taxes.

A reconciliation of the statutory tax rate to the effective tax rate is as follows:

	Years Ended December 31,
	2020	2019
Statutory federal income tax rate	21%	21%
Foreign income tax rate	23%	23%
Change in valuation allowance	(44)%	(44)%
Effective income tax rate	-%	-%

The components of loss before taxes on income are as follows:

	Year ended December 31,
	2020	2019

Foreign	$652	$334
Domestic	106	142

Loss before taxes on income	$758	$476

G. Tax Assessments

The Company, Holdings and Yetsira have not received final tax assessments for income tax purposes since incorporation. Ocean tax assessments until 2015 are considered final.

NOTE 15 - OTHER INCOME – CAPITAL GAIN FROM MARKETABLE SECURITIES

During 2020, the Company invested $63 thousands in marketable securities. The investment was sold during the year for $151 thousands. The company recognized a capital gain of $88 with regard to this investment.

NOTE 16 - FINANCIAL EXPENSE, NET

Composition:

	Year ended December 31,
	2020	2019

Bank commissions and others	$6	$1
Exchange rate differences	14	(1)
Interest expenses in respect to loans from related company (Note 10)	-	10

Total financial expense, net	$20	$10

NOTE 17 - RELATED PARTIES BALANCES AND TRANSACTIONS

See note 11D regarding updated administration service agreement signed during 2020.

See note 18 regarding salary agreements with related parties signed after the balance sheet date.

A. Balances with related parties

	December 31,
	2020	2019

Assets:
Loans granted to stockholders (Note 9)	$26	$36

Liabilities:
Related parties	$1	$1
Management fee payable to stockholders	$25	$-

B. Transactions with related parties

	Year ended December 31,
	2020	2019

Income:
Interest income in respect to loans granted to stockholders	$-	$-

Expenses:
Management fee	$116	$89
Interest expenses in respect to loans from related company	$-	$10

NOTE 18 - SUBSEQUENT EVENTS

A. On February 22, 2021, the Company entered into an amendment to the employment agreement with Guy Nissensohn (the “Executive”) which deemed effective as of May 1, 2020. According to the amendment the Executive will be entitled to monthly salary as follows:

Managed Capital of Creations (outside of Israel) in millions	Monthly salary
Up to $200M	$0
$200M to $500M	$10,000
$500M to $1,000M	$30,000
$1,000 and above	$50,000

Managed Capital of Creations (in Israel) in millions	Monthly salary
Up to $286M	$5,714
$286M to $571M	$8,571
$571M to $857M	$12,857
$857M to $1,143M	$18,571
$1,143M and above	$24,286

A. On February 22, 2021, the Company and Yaniv Aharon (the service provider) entered into an agreement for the provision of management services (the “Agreement”) with Yetsira Holdings Ltd., effective July 1, 2020. The service provider will provide investment house services in a consideration ranging between the amounts as detailed in the agreement depending on the volume of managed assets as follows:

Gradation of the volume of managed assets in NIS millions	Monthly salary (NIS)

Up to NIS1,000M (up to $297M)	NIS20,000 ($5,938)

NIS1,001M to NIS2,000M ($297M to $594M)	NIS30,000 ($8,907)

NIS2,001M to NIS3,000M ($594M to $891M)	NIS45,000 ($13,361)

NIS3,001M to NIS4,000M ($891M to $1,188M)	NIS65,000 ($19,299)

NIS4,001M and above ($1,188 and above)	NIS85,000 ($25,237)

In addition, the service provider will be entitled to an annual compensation, starting in 2022, for the year 2021 onwards, calculated as follows:

2.5% of the EBITDA between NIS2M to NIS6M (between $0.6M to $1.78M)

2% of the EBITDA above NIS6M (above $1.78M)

1% of the EBITDA above NIS10M (above $2.97M)

The bonus is limited to NIS500 thousands a year ($148 thousands)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the fiscal quarter ended December 31, 2020 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our board of directors consists of two (2) members: Guy Nissenson, and Yaniv Yaar Aharon.

Directors and Executive Officers

The following table provides information as of March 12, 2021 as to each person who is, as of the filing hereof, a director and/or executive officer of the Company:

Name	Position(s)	Age
Guy Nissenson	Founder, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors
Shmuel Yelshevich	Co-Founder of Yetsira Investment House, Chief Financial Officer of Creations subsidiaries.
Yaniv Yaar Aharon	Founder of Ocean Partners Y.A.D.M. Director, CEO and CIO of Creations Subsidiaries.

(1)	Chairman of audit committee and Chairman of compensation committee

No Family Relationships

There is no family relationship between any director and executive officer or among any directors or executive officers.

Business Experience and Background of Directors and Executive Officers

BOARD OF DIRECTORS

Guy Nissenson joined Yetsira as a Chairman of the Board of Directors in February 2017. From 2015 to 2019, Mr. Nissenson served as President and Chief Executive Officer at Certus Port Automation / HTS, Ltd., a leader in the fields of OCR, LPR and image processing, software development and system integration with products that serve as core technology enablers for automation of mission critical, terminal and container handling operations as well as parking facilities, airports, citations and safe cities. From 1999 to 2015, Mr. Nissenson founded NTS, Inc. and served as President and Chief Executive Officer. Mr. Nissenson holds a MBA in International Business from Royal Holloway, University of London, and BSc and a degree in business management from Kings College, University of London. Mr. Nissenson is a commercially focused executive with 15+ years’ line experience growing businesses organically and through accretive acquisitions with a proven track record of strategic & operational achievement in the U.S., Europe and the Middle East. He is experienced across a range of functions including finance, marketing, business operations, regulatory, public company compliance & strategic transformation. In 2014, NTS, Inc., the company he founded (formerly NYSE/AMEX:NTS) sold for a record EBITDA multiple

We believe that Mr. Nissenson is qualified to serve as a director of the Company because of his extensive experience in corporate and finance management.

Shmuel Yelshevish co-founded Yetsira and served as Chief Financial Officer, Vice President of Sales and Investment Manager at Yetsira since November 2016. From 2013 to 2016, Mr. Yelshevich served as a manager of marketing department, portfolio manager and analyst at Israeli portfolio management firm. Mr. Shmuel holds a portfolio management license from the ISA and a B.A. in Finance and Financial Risk Management from The Interdisciplinary Center Herzliya. Mr. Yelshevich is a licensed portfolio manager by the ISA.

Yaniv Yaar Aharon is the CEO and chief investment officer (CIO) of ocean partners. Prior to the founding of Ocean Yaniv was the chief investment officer in a long-standing financial services firm. He was responsible for a largeinvestment team and was managing asset valued over 4 billion NIS in mutual fund and investment portfolios for private and institutional investor. Yaniv has more than a decade of capital market and portfolio management experience and is a licensed portfolio manager by the ISA.

Board Leadership Structure and Role in Risk Oversight

Our Board of Directors is primarily responsible for overseeing our risk management processes on behalf of our company. The Board of Directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. The Board of Directors focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensures that risks undertaken by our Company are consistent with the board’s appetite for risk. While the board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our board leadership structure supports this approach.

Committees of the Board

We currently do not maintain any committees of the Board of Directors. Given our size and the development of our business to date, we believe that the sole director can perform all of the duties and responsibilities which might be performed by a committee. We do not currently have an audit committee financial expert.

Corporate Governance Guidelines

The Board of Directors will adopt corporate governance guidelines that serve as a flexible framework within which our Board of Directors and its committees operate. These guidelines will cover a number of areas including the size and composition of the board, board membership criteria and director qualifications, director responsibilities, board agenda, roles of the chairman of the board and Chief Executive Officer and Chief Financial Officer, meetings of independent directors, committee responsibilities and assignments, board member access to management and independent advisors, director communications with third parties, director compensation, director orientation and continuing education, evaluation of senior management and management succession planning. A copy of our corporate governance guidelines will be available on our website at www.Creationsfin.com

Involvement in Certain Legal Proceedings

To our knowledge, our directors and executive officers have not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

4.	being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.	being subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.	being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

ITEM 11.	EXCUTIVE COMPENSATION

The following table sets forth the compensation for our fiscal years ended December 31, 2020 and 2019 , respectively, earned by or awarded to, as applicable, our principal executive officer, principal financial officer and our other most highly compensated executives.

Name and Principal		Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total Compensation
Position (1)	Year	($)	($)(2)	($)	($)	($)	($)
Guy Nissenson	2019	12,000	10,000	-	-	-	22,000
CEO, CFO, Director	2020	55,000					55,000

(1)	No other employees’ total compensation met the threshold that would require disclosure.

Employment Agreements with Named Officers

On November 11, 2019, the Company entered into an employment agreement (the “Employment Agreement”) with our Chief Executive Officer and Chief Financial Officer, Guy Nissenson. The Employment Agreement has an initial term of five years with a monthly salary that is based upon the total amount of Managed Capital of the Company, including all of its subsidiaries, as set forth in the table below:

Managed Capital(1) of the Company	Monthly Salary
Up to $200,000,000	$0
$200,000,001 - $500,000,000	$10,000
$500,000,001 - $1,000,000,000	$30,000
$1,000,000,001 and above	$50,000

(1)	“Managed Capital” means the amount of managed capital of the Company, including its subsidiaries, as determined by all investments and assets that the Company manages and/or oversees including but not limited to deposits, managed accounts, advisory role over other investments and all types of funds (mutual, private, venture, pension, etc.).

The Employment Agreement also provides Mr. Nissenson the ability participate in customary benefit plans, such as life insurance, hospitalization, major medical and other benefits that may be in effect, as well as any equity incentive plan or other equity compensation plan, if established by the Company, to the effect he is eligible to participate. In addition, the Board will, from time to time, and not less than once a calendar year, consider approving a grant of success bonus to Mr. Nissenson, subject to the review, oversight and recommendation by any committee of the Board as may be required. Factors that any such committee will take into account include, among other factors, the Company’s revenues, profits or completion of transactions or activities of the Company.

The Employment Agreement has a fixed term of five (5) years, and thereafter shall be automatically renewed for additional terms of three (3) years, unless terminated. Each of the Company and Mr. Nissenson have the right to terminate the automatic renewal, for any reason whatsoever, by providing proper notice, including providing such notice not less than six (6) months prior to the expiration of the initial term or the expiration of a renewal term. Notwithstanding the foregoing, Mr. Nissenson has the right to terminate the Employment Agreement for any reason upon not less than eight (8) months’ notice, unless for “Good Reason,” in which case one (1) months’ notice is required. The Company also has the right to terminate the Employment Agreement only for “Cause,” “Disability” or “Death.” The Company must provide notice not less than three (3) days in the event of termination for Cause and thirty (30) days in the event of termination for Disability.

On February 22, 2021, the Company entered into an amendment to the employment agreement (the “Amendment”) with Guy Nissensohn, which was deemed effective as of May 1, 2020. Pursuant to the Amendment, Guy shall be paid a gross monthly salary (the “Salary”) subject to automatic increases based on the total amount of Managed Capital (as defined in Section 2(b)) of the Company, including all of its subsidiaries, as set forth in the table below:

Managed Capital of Creations (outside of Israel)	Monthly Salary to Executive
Up to $200,000,000	$0
$200,000,001 – $500,000,000	$10,000
$500,000,001 – $1,000,000,000	$30,000
$1,000,000,001 and above	$50,000

Managed Capital of Creations (In Israel)	Monthly Salary to Executive
Up to $285,714,000	$5,714
$285,714,001 – $571,429,000	$8,571
$571,429,001– $857,143,000	$12,857
$857,143,001- $1,142,857,000	$18,571
$1,142,857,001 and above	$24,286

On February 22, 2021, the Company and Yaniv Aharon entered into an agreement for the provision of management services (the “Agreement”) with Yetsira Holdings Ltd., effective January 1, 2020. The scope of services will change from time to time in accordance with the needs of the Company. Pursuant to the agreement, Yaniv will be entitled to a monthly Consideration as specified below, in accordance with the scope of the assets managed by the Investment House from time to time, plus VAT (hereinafter: “the Gradation of the Consideration”):

Gradation of the volume of managed assets (in NIS million)	The monthly Consideration (in NIS, before VAT)
0-1,000	20,000
1,001-2,000	30,000
2,001-3,000	45,000
3,001-4,000	65,000
4,001+	85,000

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards at the end of December 31, 2020.

Director Compensation

To date, we have not paid any compensation to our directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 29, 2021 for:

●	each beneficial owner of more than 5% of our outstanding common stock;

●	each of our director and named executive officers; and

●	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and include common stock that can be acquired within 60 days of March 29, 2021. The percentage ownership information shown in the table is based upon 3,544,242 shares of common stock outstanding as of March 29, 2021.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options and warrants held by that person that are immediately exercisable or exercisable within 60 days of March 29, 2021. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Beneficial ownership representing less than 1% is denoted with an asterisk (*). The information in the table below is based on information known to us or ascertained by us from public filings made by the stockholders. Except as otherwise indicated in the table below, addresses of the directors, executive officers and named beneficial owners are in care of the Company.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percentage of Shares Outstanding
Guy Nissenson(1)(3)	2,088,870	58.94%
Shmuel Yelshevich(2)	161,806	4.57%
Yaniv Yaar Aharon(4)	1,109,384	31.30%
All Executive Officers and Directors as a group (3 individuals)	3,360,060	94.8%

(1) Includes 1,044,435 warrants to purchase shares of common stock.

(2) Includes 80,903 warrants to purchase shares of common stock.

(3) Does not include an aggregate of 242,709 shares of common stock, which shares are subject to the Voting Agreement granting Mr. Nissenson the right to vote such shares.

(4) Includes 554,692 warrants to purchase shares of common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

We describe below all transactions and series of similar transactions, other than compensation arrangements, since January 1, 2016, to which we were a party or will be a party, in which:

●	the amounts involved exceeded the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for the last two completed fiscal years; and

●	any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

The Company will only enter into related party transactions if the terms are at least as favorable to them as could be obtained from a third party.

On January 29, 2018 and April 8, 2018, Yetsira Holdings Ltd. (hereinafter “Holdings”) entered into two loan agreements with a wholly-owned company held by Guy Nissenson, who was the majority stockholder of Holdings (hereinafter “Related Party” and “Majority Stockholder”, respectively) for a total amount of NIS300,000 (approximately $83,494) (the “Loans”). The Loans had a term of five years from the issuance date and bore an annual interest rate of 10%, with accrued interest payable annually on each of the Loans’ anniversary date. The Loans were scheduled to be repaid in four equal annual installments, commencing from the second interest payment date (i.e. the first principal payment was due to be made in 2020). A full lien was placed on the shares of Yetsira in favor of the Related Party as security for the Loans.

In July 2018, Holdings entered a third loan agreement with the Related Party for an additional principal amount of NIS 266,879 (approximately $74,195). The loan had a term of five years and bore an annual interest rate of 15%, with accrued interest payable annually on the loan’s anniversary date. The loan was scheduled to be repaid in four equal annual installments, commencing from the second interest payment date. Additionally, as part of the loan agreement, the Related Party purchased an additional 12,944 shares of common stock of Holdings for a total amount of $8,837 (see also Note 7B1 to the Financial Statements).

In March 2019, Holdings entered a fourth loan agreement with the Related Party for an additional principal amount of NIS86,703 (approximately $23,524). The loan had a term of five years and bore an annual interest rate of 15%. The loan was scheduled to be repaid in four equal annual installments, commencing from the second interest payment date. On July 1, 2019, Mr. Guy Nissenson converted $204,051 of debt that was owed to him from Yetsira Holdings LTD to 253 ordinary shares of Yetsira Holdings Ltd.

On July 1, 2019, a share swap was executed between Creations and Yetsira Holdings Ltd. shareholders, in which Creations received 100% of Yetsira Holdings Ltd. Mr. Guy Nissenson, Chairman of the Board and a stockholder of both companies, received in exchange for his Yetsira Holdings shares 379,435 shares of Creations and 379,435 warrants to purchase shares of common stock, exercisable at $1.00 per share, which is the same price as all outstanding warrants.

On July 7, 2019, Mr. Guy Nissenson purchased 665,000 shares of Creations Inc. and 665,000 warrants to purchase shares of Common Stock at a price of $665,000 which was the same price paid as all other investors.

On November 11, 2019, Mr. Guy Nissenson entered into a voting agreement with certain shareholders (the “Voting Agreement”) pursuant to which Mr. Nissenson was granted full voting power over 242,709 shares of common stock, including any shares that are received upon exercise of warrants owned by the shareholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to the Company by Barzily for professional accounting services rendered for the year ended December 31, 2020 and 2019.

	Fiscal Year 2020	Fiscal Year 2019
Audit fees	$50,000	$20,000
Tax fees	-	-
Other fees	-	-
Total	$50,000	$20,000

Audit fees consist of fees billed for services rendered for the audit of our financial statements and review of our financial statements included in our quarterly reports on Form 10–Q. Other fees consist of comfort letter service fees.

Tax fees consist of fees billed for professional services related to the preparation of our U.S. federal and state income tax returns.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Registered Public Accounting Firms

The policy of the audit committee is to pre-approve all audit and permissible non-audit services to be performed by the independent public accounting firm during the fiscal year. The audit committee pre-approves services by authorizing specific projects within the categories outlined above. The audit committee’s charter delegates to its Chair the authority to address any requests for pre-approval of services between audit committee meetings, and the Chair must report any pre-approval decisions to the audit committee at its next scheduled meeting. All services related to the fees described above were approved by the audit committee pursuant to the pre-approval provisions set forth in the applicable SEC rules and the audit committee’s charter.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Creations, Inc.

Date: March 30, 2021	By:	/s/ Guy Nissenson
Guy Nissenson
Chief Executive Officer

