Form 10-Q
period 2021-03-31
Creations Inc
filed 2021-05-17
CIK 1795938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2021

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

As of May 12, 2021, there were 3,544,242 shares of common stock, par value $0.0001 per share, issued and outstanding.

i

CREATIONS INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2021

CREATIONS INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2021

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CREATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands except share data)

	March 31,	December 31,
	2021	2020
	Unaudited
ASSETS
Current assets
Cash and cash equivalents	518	625
Bank deposit	35	33
Accounts receivable	72	51
Other current assets	86	68
Total current assets	711	777

Non-current assets
Property and equipment, net	42	45
Intangible assets	342	371
Goodwill	606	627
Loans granted to stockholders	25	26
Operating right of use assets	92	109
Total non-current asset	1,107	1,178
Total assets	1,818	1,955

LIABILITIES AND STOCKHOLDERS’ EQUITY Current liabilities
Accounts payable (related parties of $43 and $26)	217	141
Operating lease liability – current portion	56	58
Total current liabilities	273	199

Non-current liabilities
Operating lease Liability – net of current portion	36	51
Deferred taxes	79	86
Total non-current liabilities	115	137

Total liabilities	388	336

COMMITMENT AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common Stock of $0.0001 par value -
Authorized: 100,000,000 at March 31, 2021 and December 31, 2020; Issued and outstanding: 3,544,242 shares at March 31, 2021 and December 31, 2020	-	-
Additional paid-in capital	3,162	3,162
Accumulated other comprehensive income	60	106
Accumulated deficit	(1,792)	(1,649)
Total stockholders’ equity	1,430	1,619

Total liabilities and stockholders’ equity	1,818	1,955

The accompanying notes are an integral part of the financial statements

CREATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(U.S. dollars in thousands except share data)

	For the period of three months ended March 31,
	2021	2020
	Unaudited
Revenues	376	91
Cost of revenues	(257)	(91)
Gross profit	119	-

Operating expenses:
Marketing expenses	(37)	(2)
General and administrative expenses (related parties of $73 and $25)	(229)	(196)

Operating loss	(147)	(198)

Financial income, net	-	12
Loss before taxes on income	(147)	(186)

Income tax benefit	4	-

Net loss for the period	(143)	(186)
Other comprehensive loss:
Foreign currency translation adjustments	(46)	(12)
Comprehensive loss	(189)	(198)

Basic and diluted net loss per share	(0.04)	(0.08)

Weighted average number of Common Stock used in computing basic and diluted loss per share	3,544,242	2,289,744

The accompanying notes are an integral part of the financial statements

CREATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(U.S. dollars in thousands except share data)

(Unaudited)

	Common Stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number	Amount	Capital	income	Deficit	equity
	Unaudited

Balance as of January 1, 2020	2,289,744	-	2,205	6	(877)	1,334

Other comprehensive loss	-	-	-	(12)	-	(12)
Net loss	-	-	-	-	(186)	(186)
Balance as of March 31, 2020	2,289,744	-	2,205	(6)	(1,063)	1,136

	Common Stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number	Amount	Capital	income	Deficit	equity
	Unaudited

Balance as of January 1, 2021	3,544,242	-	3,162	106	(1,649)	1,619

Other comprehensive loss	-	-	-	(46)	-	(46)
Net loss	-	-	-	-	(143)	(143)
Balance as of March 31, 2021	3,544,242	-	3,162	60	(1,792)	1,430

The accompanying notes are an integral part of the financial statements

CREATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	For the Period of Three Months Ended March 31,
	2021	2020
	Unaudited
Cash flows from operating activities:
Net loss	(143)	(186)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20	-
Amortization of operating right of use asset	14
Other income – capital gain from marketable securities	-	(3)
Deferred taxes	(4)	-
Changes in operating assets and liabilities:
Accounts receivable	(24)	-
Other current assets	(21)	(19)
Accounts payable	79	13
Operating right of use liability	(14)	-
Net cash used in operating activities	(93)	(195)

Cash flows from investing activities:
Maturity of (investment in) bank deposit	(2)	-
Investment in marketable securities	-	(24)
Purchase of property and equipment	(3)	-
Net cash used in investing activities	(5)	(24)

Foreign currency translation adjustments on cash and cash equivalents	(9)	(12)

Change in cash and cash equivalents	(107)	(231)
Cash and cash equivalents at beginning of year	625	1,366
Cash and cash equivalents at end of year	518	1,135

The accompanying notes are an integral part of the financial statements

CREATIONS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands)

NOTE 1 - GENERAL

A.       Creations Inc. (hereinafter: the “Company”) was established as a private company under the laws of the State of Delaware on May 13, 2019. The Company’s core business is providing investment services for mutual funds and portfolio management services for individuals and institutions. It operates as a portfolio manager through its wholly owned subsidiaries.

The Company has three wholly owned subsidiaries. Yetsira Holdings Ltd. (hereinafter: “Holdings”) which was established as a private Israeli corporation in December 2017. Yetsira Investment House Ltd. which was established as a private Israeli corporation in November 2016. and Ocean Partners Y.O.D.M following its acquisition (See note 1B)

On January 29, 2018 Holdings became the sole stockholder of Yetsira by means of a share exchange agreement (the “Yetsira Exchange”), under which the issued and outstanding shares of Yetsira were exchanged for shares of Holdings on a one-to-one basis.

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

B.       On August 19, 2020, the Company entered into share purchase agreement with certain shareholders of Ocean, an Israeli corporation that provides mutual funds investment management services for several mutual funds, under which upon consummation of certain conditions the Company will purchase 7.5% of the outstanding and issued shares of Ocean for total cash consideration of NIS 300 (approximately $87) (the “Cash Consideration”).

On September 7, 2020, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) by and among Yetsira, Ocean , and certain shareholders of Ocean (“Ocean Shareholders”), under which upon consummation of certain conditions the Company will purchase the remaining 92.5% of the shares of Ocean for a total equity consideration which represents 35.4% of the issued share capital of the Company on a fully diluted basis as of the Closing Date (as defined below) (the “Equity Consideration”), which comprised of the following:

1.	1,254,498 shares of common stock of the Company.

2.	1,254,498 warrants to purchase the same number of shares of common stock of the Company (the “Warrants”). The Warrants are convertible into shares of Common Stock over a period of three-years at an exercise price of $1.00 per share, with the price per share subject to standard anti-dilution adjustments. The Company consummated the aforesaid acquisition at September 28, 2020 (the “Closing Date”). The financial position and results of operation relating to periods following the closing date include the financial position and result of operation of Ocean.

C.       Beginning in early 2020, there has been an outbreak of coronavirus (COVID-19), initially in China and which has spread to other jurisdictions, including locations in which the Company operates. The full extent of the outbreak, related business and travel restrictions and changes to behavior intended to reduce its spread are uncertain as of the signing date of these financial statements as this continues to evolve globally although many countries around the world started actively vaccinating population which gradually reduces infection and mortality by the pandemic.

CREATIONS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands)

NOTE 1 - GENERAL (CONT.)

C.        (Continued)

As a result, similarly to other companies in the capital market industry, the Company’s assets under management (AUM) declined in the beginning of the outbreak. In the second half of 2020 and the first quarter of 2021, the results were significantly improving due to governments and central banks actions the support the economies and due to superior investments results in our products which resulted in accelerated growth in AUM. The Company’s management continues to follow the publications and guidelines on the matter. Nevertheless, future outcomes of the pandemic are uncertain and could be different than the Company’s estimations.

D.       On August 31, 2020, the Company’s registration statement on Form S-1 was declared effective by the U.S. Securities and Exchange Commission. As at the date of filing this report, the Company’s shares have not begun to be quoted on the OTCQB.

E.       The figures in the financial statements are stated in U.S. Dollars in thousands unless otherwise mentioned.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared from the books and records of the Company and include all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and Rule 8-03 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”). Interim results are not necessarily indicative of the results that may be expected for the full year. The interim condensed consolidated financial statements do not include a full disclosure as required in annual financial statements and should be read with the annual financial statements of the Company as of December 31, 2020 from which the accompanying condensed consolidated balance sheet was derived. The accounting policies implemented in the interim financial statements is consistent with the accounting policies implemented in the annual financial statements as of December 31, 2020, except of the following accounting pronouncement adopted by the Company.

Recently Issued Accounting Pronouncements

On January 1, the company adopted ASU 2019-12, “Simplifying the Accounting for Income Taxes” (“ASU 2019-12”) which reduces the cost and complexity in accounting for income taxes. ASU 2019-12 removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also amends other aspects of the guidance to help simplify and promote consistent application of U.S. GAAP. Most amendments within ASU 2019-12 are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

CREATIONS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Recently issued accounting pronouncements, not yet adopted.

In August 2020, the FASB issued ASU 2020-06 “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815 – 40).” This guidance simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The amendments to this guidance are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

A.       Use of Estimates in Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with U.S. GAAP accounting principles requires management to make estimates and assumptions. The Company’s management believes that the estimates, judgments, and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

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

	March 31,	March 31,
	2021	2020
Official exchange rate of NIS 1 to US dollar	0.299	0.281
Exchange rate change in the quarter	(3.6%)	(3.1%)

CREATIONS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

C.       Revenue recognition

The Company accounts for revenue under ASC 606, Revenue from Contracts with Customers (“ASC 606”). Under the guidance, the Company determines revenue recognition through the following five steps:

■	Identification of the contract, or contracts, with a customer;
■	Identification of the performance obligations in the contract;
■	Determination of the transaction price;
■	Allocation of the transaction price to the performance obligations in the contract; and
■	Recognition of revenue when, or as, the Company satisfies a performance obligation.

Asset Management and Investments Fees (Gross): The Company earns Asset management and investment fees from its contracts with its clients. These fees are primarily earned over time on a daily basis and are generally assessed based on fixed percentage of the Assets Under Management (AUM). Other related services provided include investment banking and consulting for which the Company’s fees, which are based on a fixed fee schedule, are recognized when the services are rendered.

All of the Company’s revenues is from contracts with customers. Customers are invoiced at the end of the month.

D.       Income taxes

The Company recorded no income tax expense for the three months ended March 31, 2021 and 2020 because the estimated annual effective tax rate was zero. As of March 31, 2021, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized. The $4 thousands income tax benefit recorded in the Condensed consolidated statements of operations and comprehensive loss is related to amortization of intangible assets allocated to the acquisition of ocean during 2020, (decrease of the $4 thousands in the deferred tax liability related to customer relationship).

E.       Basic and diluted net loss per share

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

The total numbers of shares related to outstanding stock warrants that have been excluded from the calculation of the diluted net loss per share due to their anti-dilutive effect was 3,544,242 and 2,289,744 for the three months ended March 31, 2021 and 2020 respectively.

CREATIONS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

F.       Intangible assets

Intangible assets consist of existing customer relationships from the acquisition of Ocean in the cost amount of $364. The Company accounts for intangible assets at their historical cost and records amortization utilizing the straight-line method based upon their estimated useful lives. The estimated useful life of customer relationships was determined internally by the management at 5.25-years period. Amortization expense in the first quarter of 2021 amounted to $17 thousands. Impairments, if any, are based on excess of the carrying amount over the fair value of the asset. There were no impairment charge for the three months ended March 31, 2021.

G.       Goodwill

Goodwill represents the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. The goodwill amount of $606 on March 31, 2021 and $627 December 31, 2020 relates to the acquisition of Ocean. This difference of the amounts for this dates is from foreign currency adjustments only.

Goodwill is not amortized, but is tested at least annually for impairment, or if circumstances occur that more likely than not reduce the fair value of the reporting unit below its carrying amount.

The Company has determined that there has been no impairment of goodwill on March 31, 2021.

NOTE 3 - RELATED PARTIES BALANCES AND TRANSACTIONS

A.       Balances with related parties

	March 31,	December 31,
	2021	2020

Assets:
Loans granted to stockholders	$25	$26

Liabilities:
Management fee payable to related parties	$43	$26

CREATIONS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands)

NOTE 3 - RELATED PARTIES BALANCES AND TRANSACTIONS (CONT.)

B.       Transactions with related parties

	Three months ended March 31,
	2021		2020

Income:
Interest income in respect to loans granted to stockholders	$-	*	$-	*

Expenses:
Management fee	$73	**	$25

*Less than $1 thousand.

**Includes $18 thousands related to 2020 (See note 4B).

NOTE 4 - MATERIAL EVENTS DURING THE PERIOD

A.       On February 22, 2021, the Board of directors approved an amendment to the employment agreement with Guy Nissensohn (the “Executive”) which deemed effective as of May 1, 2020. According to the amendment, the Executive will be entitled to monthly salary as follows:

Managed Capital of Creations (outside of Israel) in millions	Monthly salary
Up to $200M	$0
$200M to $500M	$10,000
$500M to $1,000M	$30,000
$1,000 and above	$50,000

Managed Capital of Creations (in Israel) in millions	Monthly salary
Up to $286M	$5,714
$286M to $571M	$8,571
$571M to $857M	$12,857
$857M to $1,143M	$18,571
$1,143M and above	$24,286

B.       On February 22, 2021, the Board of directors approved the agreement between the Company and Yaniv Aharon (the service provider) for the provision of management services (the “Agreement”) with Yetsira Holdings Ltd., effective July 1, 2020. The service provider will provide investment house services in a consideration ranging between the amounts as detailed in the agreement depending on the volume of managed assets as follows:

CREATIONS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands)

NOTE 4 - MATERIAL EVENTS DURING THE PERIOD (CONT.)

B.        (Continued)

Gradation of the volume of managed assets in NIS millions*	Monthly salary (NIS)*
Up to NIS1,000M (up to $297M)	NIS20,000 ($5,938)
NIS1,001M to NIS2,000M ($297M to $594M)	NIS30,000 ($8,907)
NIS2,001M to NIS3,000M ($594M to $891M)	NIS45,000 ($13,361)
NIS3,001M to NIS4,000M ($891M to $1,188M)	NIS65,000 ($19,299)
NIS4,001M and above ($1,188 and above)	NIS85,000 ($25,237)

*The amounts in dollars are translated from NIS and subject to changes in the exchange rates.

In addition, the service provider will be entitled to an annual compensation, starting in 2022, for the year 2021 onwards, calculated as follows:

2.5% of the EBITDA between NIS2M to NIS6M (between $0.6M to $1.78M)

2% of the EBITDA above NIS6M (above $1.78M)

1% of the EBITDA above NIS10M (above $2.97M)

The bonus is limited to NIS500 thousand a year ($148 thousand)

In the quarter ended March 31, 2021, the Company recognized an additional management fee expense to the service provider in the amount of $18 thousand related to 2020.

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

Organizational History

Creations, Inc. was incorporated in May 2019. On July 1, 2019, Creations, Inc, acquired a 100% interest in Yetsira Holdings Ltd., through a share swap agreement. Yetsira Holdings (“Holdings”) is an Israeli Corporation incorporated in December 2017 which in turn owns 100% of Yetsira Investment House (“Yetsira”), which was incorporated in November 2016.

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

The acquisition implements the Company’s vision of becoming a leading investment company in Israel and delivering high quality asset management and value to its clients and shareholders. By combining the two businesses, Yetsira and Ocean, the Company will be able to expand its variety of mutual funds and more than double its AUM. Moreover, Ocean has a large base of private clients with a high degree of customer loyalty which can be used as a platform to grow the Company’s private client’s portfolio management business. Furthermore, the acquisition is intended to diversify the experience, skills, and abilities of the Company’s investment managers’ team, including marketing expertise that can be used to advance the Company forward.

The Company continues to focus on its mutual fund management business, while increasing our number of managed funds and private portfolio which resulted in accelerated growth of our AUM. Part of our growth depends on the strength of our brand, which the Company intends to continue to strengthen by increasing our exposure to the general public, especially through investment advisors in the commercial banks, and by other public relations activities and advertising.

The board of directors examines from time to time expanding the Company’s’ areas of activities by locating synergistic opportunities for our existing areas of activity and establishing additional parallel investment opportunities. In addition, we may pursue the acquisition of other unrelated businesses in the financial sector.

Through our wholly owned subsidiary, Ocean, we operate as a portfolio manager. Ocean is licensed by the Israel Securities Authority (“ISA”). Ocean currently offers and manages ten mutual funds branded as Ocean-Yetsira funds, and 85 private clients’ portfolios with approximately $209M in assets, currently under management (“AUM”).

We generate revenue primarily from management fees paid by our unitholders or clients, which fees are based upon a certain percentage of their assets under management. Our expenses are mainly comprised of payments for distribution commissions to banks, third-party platform user fees, salaries, employees and third parties commissions and expenses, and ISA and the Israeli Stock Exchange fees. We conduct our business exclusively through Yetsira holdings and exercise effective control over the operations of Ocean and Yetsira pursuant to a series of contractual arrangements, under which we are entitled to receive substantially all of its economic benefits.

In May 2021, the name of Yetsira Holding ltd. was changed to Ocean Yetsira Ltd in accordance with our brand name.

Recently Issued Accounting Pronouncements

Management reviewed currently issued pronouncements during the three months ended March 31, 2021, and does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

Results of Operations for the Three Months Ended March 31, 2021 compared to Three month Ended March 31, 2020. (In Thousands)

Revenue

For the three months ended March 31, 2021 and 2020, the Company generated revenues in the amount of $376 and $91 respectively. The last quarter revenue growth attributable to AUM growth due to organic growth and due to ocean acquisition in the last quarter of 2020 that added $95.3 to the Company’s AUM, which led to an increase in investment management fees.

Assets Under Management and Investment Performance

The following table reflects the changes in our AUM for the three Months ended March 31, 2021 and 2020.

(In millions)

	For the three months ended March 31, 2021	For the three months ended March 31, 2021
Beginning Balance	$174.50	$60.60
Gross inflows	41.36	7.46
Gross outflows	(18.63)	(22.86)
Market appreciation (depreciation)(1)	11.79	(3.8)

End Balance	$209.01	$41.40
Average AUM for the Period	$191.76	$57.30

(1)	Market appreciation (depreciation) includes investment gains (losses) on assets under management, the impact of foreign exchange rates and net reinvested dividends.

Our total AUM increased by $34.51 million during the three months ended March 31, 2021, from $174.50 million as of January 1, 2021 to $209.01 million as of March 31, 2021, or a 19.78% increase on our total AUM. The increase was a result of net AUM inflows of $22.73 million and market appreciation of $11.79 million.

Cost of Revenues

For the three months ended March 31, 2021 and 2020, cost of revenues was $257 and $91, respectively. The increase in these expenses was mainly attributable to an increase in the number of managed funds and increase in the AUM.

Marketing Expenses

For the three months ended March 31, 2021, our marketing expenses were $37, compared to $2, respectively. The Increase in these expenses was mainly attributable to increase in sales employees and marketing activities.

General and Administrative Expenses

For the three-months ended March 31, 2021, our general and administrative expenses were $229, compared to $196 for the period ended March 31, 2020, an approximate 16.8% increase. The increase in these expenses was mainly attributed to service and professional fees, payments to the management and employees as shown in the table below.

The following table provides a year-over-year breakout of the material components of our general and administrative expenses:

	For year three months ended March 31, 2021 (in thousands)		For year three months ended March 31, 2020 (in thousands)
Components of G&A Expenses:	$		$
Wages		49		11
Travel and vehicle expenses		4		11
Communication and office expenses		19		6
Services and professional fees (1)		127		117
One off expense (2)		0		35
Office rent		14		7
Other expenses		16		9

Total G&A expenses		$229		$196

(1) The increase in services and professional fees is primarily due to the following event:

On September 28, 2020, the share swap agreement between Ocean and Creations was consummated and contributed to an increase in professional services, management fees, wages, and other expenses.

(2) Three months ended March 31, 2020 include one-off expenses of $35 thousand for services fee for the S1 process,

Net Loss

The Company realized a net loss of $143 for the Three months ended March 31, 2021, compared to a net loss of $186 for the Three months ended March 31, 2020. The decrease in net loss was attributed to the increase in revenue.

After taking into account foreign currency translation adjustments, which resulted in other comprehensive expense of $46 and expense of $12 for the three months ended March 31, 2021 and 2020, respectively, the Company realized a net loss after other comprehensive expenses of $189 and $198 for the three months ended March 31, 2021 and 2020, respectively.

Liquidity and capital resources

As of March 31, 2021, the Company had cash in the amount of $518 compared to cash in the amount of $625 as of December 31, 2020.

Stockholders’ equity as of March 31, 2021 was $1,430, as compared to stockholders’ equity of $1,619 as of December 31, 2020.

The Company’s accumulated deficit was $1,792 and $1,063 on March 31, 2021 and March 31, 2020, respectively.

Liquidity and capital resources

The Company’s operating activities resulted in net cash used of $93 for the three-month ended March 31, 2021, compared to net cash used of $195 for the year three months ended March 31, 2020. The decrease in net cash used was mainly attributable to an increase of our AUM and revenue.

The Company’s investing activities used net cash of $5 for the year three months ended March 31, 2021, compared to $24 of investing activities used for the three months ended March 31, 2020.

The Company’s financing activities did not provide cash during the three months ended March 31, 2021 and 2020.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the fiscal quarter ended March 31, 2021 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the quarter ended March 31, 2021, the Company did not issue any unregistered securities..

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

May 17, 2021	CREATIONS, INC.

/s/ Guy Nissenson
Guy Nissenson
Chief Executive Officer
(Principal Executive Officer) and
Acting Chief Financial Officer
(Principal Accounting and Financial Officer)

- 20 -