Form 10-Q
period 2021-06-30
Creations Inc
filed 2021-08-13
CIK 1795938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2021

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 12, 2021, there were 3,544,242 shares of common stock, par value $0.0001 per share, issued and outstanding.

i

CREATIONS INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2021

CREATIONS INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF June 30, 2021

PART 1 – FINANCIAL INFORMATION

ITEM 1. Financial StateMENTS

CREATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands except share data)

	June 30,	December 31,
	2021	2020
	Unaudited
ASSETS
Current assets
Cash and cash equivalents	418	625
Marketable securities	86	-
Bank deposit	45	33
Accounts receivable	102	51
Other current assets	56	68
Total current assets	707	777

Non-current assets
Property and equipment, net	43	45
Intangible assets	332	371
Goodwill	619	627
Loans granted to stockholders	26	26
Operating right of use assets	80	109
Total non-current asset	1,100	1,178
Total assets	1,807	1,955

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable (related parties of $98 and $26)	260	141
Operating lease liability – current portion	57	58
Total current liabilities	317	199

Non-current liabilities
Operating lease liability – net of current portion	23	51
Deferred taxes	76	86
Total non-current liabilities	99	137

Total liabilities	416	336

COMMITMENT AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common Stock of $0.0001 par value - Authorized: 100,000,000 at June 30, 2021 and December 31, 2020; Issued and outstanding: 3,544,242 shares at June 30, 2021 and December 31, 2020	-	-
Additional paid-in capital	3,162	3,162
Accumulated other comprehensive income	91	106
Accumulated deficit	(1,862)	(1,649)
Total stockholders’ equity	1,391	1,619

Total liabilities and stockholders’ equity	1,807	1,955

The accompanying notes are an integral part of the financial statements

CREATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(U.S. dollars in thousands except share data)

	For the period of three months ended June 30,		For the period of six months ended June 30,
	2021	2020	2021	2020
	Unaudited		Unaudited

Revenues	515	67	891	157
Cost of revenues	(287)	(78)	(544)	(168)
Gross profit (loss)	228	(11)	347	(11)

Operating expenses:
Marketing expenses	(84)	1	(121)	(1)
General and administrative expenses (related parties $153, $86, $226 and $111)	(221)	(156)	(450)	(352)

Operating loss	(77)	(166)	(224)	(364)

Financial income, net	3	24	3	36
Loss before taxes on income	(74)	(142)	(221)	(328)

Income tax benefit	4	-	8	-

Net loss for the period	(70)	(142)	(213)	(328)
Other comprehensive loss:
Foreign currency translation adjustments	31	19	(15)	7
Comprehensive loss	(39)	(123)	(228)	(321)

Basic and diluted net loss per share	(0.02)	(0.06)	(0.06)	(0.14)

Weighted average number of Common Stock used in computing basic and diluted loss per share	3,544,242	2,289,744	3,544,242	2,289,744

The accompanying notes are an integral part of the financial statements

CREATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(U.S. dollars in thousands except share data)

(Unaudited)

	Common Stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number	Amount	Capital	income	Deficit	equity
	Unaudited

Balance as of January 1, 2020	2,289,744	-	2,205	6	(877)	1,334

Other comprehensive loss	-	-	-	7	-	7
Net loss	-	-	-	-	(328)	(328)
Balance as of June 30, 2020	2,289,744	-	2,205	13	(1,205)	1,013

	Common Stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number	Amount	Capital	Income	Deficit	equity
	Unaudited

Balance as of January 1, 2021	3,544,242	-	3,162	106	(1,649)	1,619

Other comprehensive loss	-	-	-	(15)	-	(15)
Net loss	-	-	-	-	(213)	(213	).
Balance as of June 30, 2021	3,544,242	-	3,162	91	(1,862)	1,391

The accompanying notes are an integral part of the financial statements

CREATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	For the Period of Six Months Ended June 30,
	2021	2020
	Unaudited
Cash flows from operating activities:
Net loss	(213)	(328)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	37	1
Amortization of operating right of use asset	29
Other income – capital gain from marketable securities	-	(86)
Deferred tax benefit	(8)	-
Changes in operating assets and liabilities:
Accounts receivable	(52)	-
Other current assets	10	(7)
Accounts payable	121	7
Operating right of use liability	(29)	-
Net cash used in operating activities	(105)	(413)

Cash flows from investing activities:
Maturity of (investment in) bank deposit	(12)	-
Investment in marketable securities	(85)	(24)
Purchase of property and equipment	(3)	-
Net cash used in investing activities	(100)	(24)

Foreign currency translation adjustments on cash and cash equivalents	(2)	5

Change in cash and cash equivalents	(207)	(432)
Cash and cash equivalents at beginning of the period	625	1,366
Cash and cash equivalents at end of the period	418	934

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

The Company has three wholly owned subsidiaries. Ocean Yetsira Ltd. (previously called Yestsira Holdings Ltd. (until April 28, 2021)) (hereinafter: “Ocean Yetsira”) which was established as a private Israeli corporation in December 2017. Yetsira Investment House Ltd. which was established as a private Israeli corporation in November 2016. and Ocean Partners Y.O.D.M following its acquisition (See note 1B).

On January 29, 2018 Ocean Yetsira became the sole stockholder of Yetsira by means of a share exchange agreement (the “Yetsira Exchange”), under which the issued and outstanding shares of Yetsira were exchanged for shares of Ocean Yetsira on a one-to-one basis.

On July 3, 2019 the Company entered into a share exchange agreement (the “Holdings Exchange”) pursuant to which all of the outstanding shares of Ocean Yetsira were exchanged for shares of the Company at a rate of 1:809 (the “Exchange Ratio”), with Ocean Yetsira stockholders each receiving the same proportional ownership in the Company as they had held in Ocean Yetsira immediately prior to the agreement. On the execution of the agreement and exchange of shares, Ocean Yetsira became a wholly owned subsidiary of the Company.

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

CREATIONS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands)

NOTE 1 - GENERAL (CONT.)

B.	(Continued)

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

As a result, similarly to other companies in the capital market industry, the Company’s assets under management (AUM) declined in the beginning of the outbreak. In the second half of 2020 and the first half of 2021, the results were significantly improving due to governments and central banks actions the support the economies and due to superior investments results in our products which resulted in accelerated growth in AUM. The Company’s management continues to follow the publications and guidelines on the matter. Nevertheless, future outcomes of the pandemic are uncertain and could be different than the Company’s estimations.

D.	On August 31, 2020, the Company’s registration statement on Form S-1 was declared effective by the U.S. Securities and Exchange Commission (the “SEC”). As at the date of filing this report, the Company’s shares have not begun to be quoted on the OTCQB.

E.	The figures in the financial statements are stated in U.S. Dollars in thousands unless otherwise mentioned.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared from the books and records of the Company and include all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and Rule 8-03 of Regulation S-X promulgated by the “SEC”. Interim results are not necessarily indicative of the results that may be expected for the full year. The interim condensed consolidated financial statements do not include a full disclosure as required in annual financial statements and should be read with the annual financial statements of the Company as of December 31, 2020 from which the accompanying condensed consolidated balance sheet was derived. The accounting policies implemented in the interim financial statements is consistent with the accounting policies implemented in the annual financial statements as of December 31, 2020, except of the following accounting pronouncement adopted by the Company.

CREATIONS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Recently Issued Accounting Pronouncements, Adopted

On January 1, 2021, the Company adopted ASU 2019-12, “Simplifying the Accounting for Income Taxes” (“ASU 2019-12”) which reduces the cost and complexity in accounting for income taxes. ASU 2019-12 removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also amends other aspects of the guidance to help simplify and promote consistent application of U.S. GAAP. Most amendments within ASU 2019-12 are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis.. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed consolidated financial statements.

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

CREATIONS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

C.	(Continued)

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

The functional currency of Yetsira, Ocean Yetsira and Ocean is the New Israeli Shekel (“NIS”) and their financial statements are included in the consolidation based on translation into US dollars. Accordingly, assets and liabilities were translated from NIS to US dollars using year-end exchange rates, and income and expense items were translated at average exchange rates during the year. Gains or losses resulting from translation adjustments are reflected in stockholders’ equity, under “Accumulated Other Comprehensive Income”.

	June 30,	June 30,
	2021	2020
Official exchange rate of NIS 1 to US dollar	0.307	0.289
Exchange rate change in the period	(1.4%)	(0.3%)

D.	Revenue recognition

The Company accounts for revenue under ASC 606, Revenue from Contracts with Customers (“ASC 606”). Under the guidance, the Company determines revenue recognition through the following five steps:

●	Identification of the contract, or contracts, with a customer;
●	Identification of the performance obligations in the contract;
●	Determination of the transaction price;
●	Allocation of the transaction price to the performance obligations in the contract; and
●	Recognition of revenue when, or as, the Company satisfies a performance obligation.

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

CREATIONS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

E.	Income taxes

The Company recorded no income tax expense for the six months ended June 30, 2021 and 2020 because the estimated annual effective tax rate was zero. As of June 30, 2021, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized. The $8 thousands income tax benefit recorded in the Condensed consolidated statements of operations and comprehensive loss is related to amortization of intangible assets allocated to the acquisition of Ocean during 2020, (decrease of the $8 thousands in the deferred tax liability related to customer relationship).

F.	Basic and diluted net loss per share

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

The total numbers of shares related to outstanding stock warrants that have been excluded from the calculation of the diluted net loss per share due to their anti-dilutive effect was 3,544,242 and 2,289,744 for the three and six months ended June 30, 2021 and 2020 respectively.

G.	Intangible assets

Intangible assets consist of existing customer relationships from the acquisition of Ocean in August and September 2020 for the cost amount of $364. The Company accounts for intangible assets at their historical cost and records amortization utilizing the straight-line method based upon their estimated useful lives. The estimated useful life of customer relationships was determined internally by the management at 5.25-years period. Amortization expense in the three and six months ended June 30, 2021 amounted to $18 thousand and $35 thousand, respectively. Impairments, if any, are based on excess of the carrying amount over the fair value of the asset. There wes no impairment charge for the six months ended June 30, 2021.

CREATIONS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

H.	Goodwill

Goodwill represents the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. The goodwill amount of $619 on June 30, 2021 and $627 December 31, 2020 relates to the acquisition of Ocean. This difference of the amounts for this dates is from foreign currency adjustments only.

Goodwill is not amortized, but is tested at least annually for impairment, or if circumstances occur that more likely than not reduce the fair value of the reporting unit below its carrying amount.

The Company has determined that there has been no impairment of goodwill as of June 30, 2021.

NOTE 3 - RELATED PARTIES BALANCES AND TRANSACTIONS

A.	Balances with related parties

	June 30,	December 31,
	2021	2020

Assets:
Loans granted to stockholders	$26	$26

Liabilities:
Management fee payable to related parties	$98	$26

B.	Transactions with related parties

	Three months ended June 30,
	2021		2020

Income:
Interest income in respect to loans granted to stockholders	$-	*	$-	*

Expenses:
Management fee	$153		$86

*	Less than $1 thousand.

	Six months ended June 30,
	2021		2020

Income:
Interest income in respect to loans granted to stockholders	$-	*	$-	*

Expenses:
Management fee	$226	**	$111

*	Less than $1 thousand.
**	Includes $43 thousand related to 2020.

CREATIONS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands)

NOTE 4 - MATERIAL EVENTS DURING THE PERIOD AND ADDITIONAL MATTERS

A.	On June 18, 2021, the Company learned that Guy Nissensohn, the Company’s Chief Executive officer (“CEO”) and Acting Chief Financial Officer (“CFO”), passed away. Following Mr. Nissensohn’s death, the Board of Directors (the “Board”) appointed Niv Nissensohn to serve as interim CEO, effective immediately. Niv Nissensohn is Guy Nissensohn’s brother and assumed Guy Nissensohn’s role as a director on the Board. Shmuel Yelshevich was appointed as Interim CFO of the Company, effective immediately. The Board also appointed Yaniv Aharon as Chairman of the Board, effective immediately.

B.	On February 22, 2021, the Board approved the agreement between the Company and Yaniv Aharon for the provision of management services (the “Agreement”) with Ocean Yetsira, effective July 1, 2020. The service provider will provide investment house services in a consideration ranging between the amounts as detailed in the agreement depending on the volume of managed assets as follows:

Gradation of the volume of managed assets in NIS millions*	Monthly salary (NIS)*
Up to NIS1,000M (up to $297M)	NIS20,000 ($5,938)
NIS1,001M to NIS2,000M ($297M to $594M)	NIS30,000 ($8,907)
NIS2,001M to NIS3,000M ($594M to $891M)	NIS45,000 ($13,361)
NIS3,001M to NIS4,000M ($891M to $1,188M)	NIS65,000 ($19,299)
NIS4,001M and above ($1,188 and above)	NIS85,000 ($25,237)

*	The amounts in dollars are translated from NIS and subject to changes in the exchange rates.

In addition, the service provider will be entitled to an annual compensation, starting in 2022, for the year 2021 onwards, calculated as follows:

2.5% of the EBITDA between NIS2M to NIS6M (between $0.6M to $1.78M)

2% of the EBITDA above NIS6M (above $1.78M)

1% of the EBITDA above NIS10M (above $2.97M)

The bonus is limited to NIS500 thousand a year ($148 thousand)

In the three and six months ended June 30, 2021, the Company recognized an additional management fee expense to the service provider in the amount $0 and $18 thousand related to 2020.

C.	As of June 30, 2021, a bank guarantee in the amount of $17 is issued regarding the Company’s office lease.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Organizational History

Creations, Inc. was incorporated in May 2019. On July 1, 2019, Creations, Inc, acquired a 100% interest in Ocean Yetsira Ltd. (previously called Yetsira Holdings Ltd. (until April 28, 2021)) (hereinafter: “Ocean Yetsira”), through a share swap agreement. Ocean Yetsira is an Israeli Corporation incorporated in December 2017 which in turn owns 100% of Yetsira Investment House (“Yetsira”), which was incorporated in November 2016.

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

The acquisition implements the Company’s vision of becoming a leading investment company in Israel and delivering high quality asset management and value to its clients and shareholders. By combining the two businesses, Yetsira and Ocean, the Company will be able to expand its variety of mutual funds and more than double its AUM. Moreover, Ocean has a large base of private clients with a high degree of customer loyalty which can be used as a platform to grow the Company’s privet client’s portfolio management business. Furthermore, the acquisition is intended to diversify the experience, skills, and abilities of the Company’s investment managers team, including marketing expertise that can be used to advance the Company forward.

The company continue to focus on its mutual fund management business, while increasing our number of managed funds and private portfolio which resulted in accelerated growth of our AUM. Part of our growth depends on the strength of our brand, which the Company intends to continue to strengthen by increasing our exposure to the general public, especially through investment advisors in the commercial banks, and by other public relations activities and advertising.

The board of directors examines from time to time expanding the companies areas of activities by locating synergistic opportunities for our existing areas of activity and establishing additional parallel investment opportunities. In addition, we may pursue the acquisition of other unrelated businesses in the financial sector.

Through our wholly owned subsidiary, Ocean, we operate as a portfolio manager. Ocean is licensed by the Israel Securities Authority (“ISA”). Ocean currently offers and manages ten mutual funds branded as Ocean-Yetsira funds, and 90 private clients’ portfolios with approximately $273M in assets, currently under management (“AUM”).

We generate revenue primarily from management fees paid by our unitholders or clients, which fees are based upon a certain percentage of their assets under management. Our expenses are mainly comprised of payments for distribution commissions to banks, third-party platform user fees, salaries, employees and third parties commissions and expenses, and ISA and the Israeli Stock Exchange fees. We conduct our business exclusively through Ocean Yetsira and exercise effective control over the operations of Ocean and Yetsira pursuant to a series of contractual arrangements, under which we are entitled to receive substantially all of its economic benefits.

On May 2021 the name of Yetsira Holding ltd. was changed to Ocean Yetsira Ltd in accordance with our brand name.

Recently Issued Accounting Pronouncements

Management reviewed currently issued pronouncements during the three months ended June 30, 2021, and does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

Results of Operations for the Six Months Ended June 2021 compared to Six month Ended June 30, 2020 (In Thousands)

Revenue

For the Six months ended June 30, 2021, and 2020, the Company generated revenues in the amount of $891 and $157 respectively. The revenue growth attributable to AUM growth due to organic growth and Ocean acquisition in the last quarter of 2020 that added $95.3M to the company AUM, which led to an increase in investment management fees.

Assets Under Management and Investment Performance

The following table reflects the changes in our AUM for the Six Months ended June 30, 2021, and 2020.

(In millions)

	For the six months ended June 30, 2021	For the six months ended June 30, 2020
Beginning Balance	$174.49	$60.60
Gross inflows	112.86	14.99
Gross outflows	(41.90)	(26.98)
Market appreciation (depreciation)(1)	27.65	(1.38)

End Balance	$273.12	$47.23

(1)	Market appreciation (depreciation) includes investment gains (losses) on assets under management, the impact of foreign exchange rates and net reinvested dividends.

Our total AUM increased by $98.63 million during the six months ended June 30, 2021, from $174.49 million as of January 1, 2021, to $273.12 million as of June 30, 2021, or a 56.52% increase on our total AUM. The increase was a result of net AUM inflows of $70.96 million and market appreciation of $27.65 million.

Cost of Revenues

For the six months ended June 30, 2021, and 2020, cost of revenues was $544 and $168, respectively. The increase in these expenses was mainly attributable to an increase in the number of managed funds and increase in the AUM.

Marketing Expenses

For the six months ended June 30, 2021, our marketing expenses were $121, compared to $1, respectively. The Increase in these expenses was mainly attributable to increase in sales employees and marketing activities.

General and Administrative Expenses

For the six months ended June 30, 2021, our general and administrative expenses were $450, compared to $352 for the period ended June 30, 2020, an approximate 27.84% increase. The increase in these expenses was mainly attributed to service and professional fees, payments to the management and employees as shown in the table below.

The following table provides a year-over-year breakout of the material components of our general and administrative expenses:

	For six months ended June 30, 2021 (in thousands)		For six months ended June 30, 2020 (in thousands)
Components of G&A Expenses:	$		$
Wages		38		21
Travel and vehicle expenses		7		11
Communication and office expenses		47		17
Services and professional fees (1)		270		206
One off expense (2)		29		65
Office rent		29		19
Other expenses		30		13

Total G&A expenses		$450		$352

(1) The increase in services and professional fees is primarily due to the following event:

On September 28, 2020, the share swap agreement between Ocean and Creations was consummated and contributed to an increase in professional services, management fees, wages, and other expenses.

(2) Six months ended June 30, 2020, include one-off expenses of $29 due to a VAT assessment. Six months ended June 30, 2020, include one-off expenses of $65 thousand for services fee for the S1 process.

Net Loss

The Company realized a net loss of $213 for the six months ended June 30, 2021, compared to a net loss of $328 for the six months ended June 30, 2020. The decrease in net loss, attributed to the increase in revenue.

After taking into account foreign currency translation adjustments, which resulted in other comprehensive expense of $15 and income of $7 for the six months ended June 30, 2021, and 2020, respectively, the Company realized a net loss after other comprehensive expenses of $228 and $321 for the six months ended June 31, 2021, and 2020, respectively.

The Company realized a net loss of $70 for the three months ended June 30, 2021, compared to a net loss of $142 for the three months ended June 30, 2020. The decrease in net loss, attributed to the increase in revenue.

After taking into account foreign currency translation adjustments, which resulted in other comprehensive income of $31 and income of $19 for the three months ended June 30, 2021, and 2020, respectively, the Company realized a net loss after other comprehensive expenses of $39 and $123 for the three months ended June 31, 2021, and 2020, respectively.

Liquidity and capital resources

As of June 30, 2021, the Company had cash in the amount of $418 compared to cash in the amount of $625 as of December 31, 2020.

Stockholders’ equity as of June 30, 2021, was $1,391, as compared to stockholders’ equity of $1,619 as of December 31, 2020.

The Company’s accumulated deficit was $1,862 and $1,649 on June 30, 2021, and December 31, 2020, respectively.

Liquidity and capital resources

The Company’s operating activities resulted in net cash used of $105 for the six months ended June 31, 2021, compared to net cash used of $413 for the six months ended June 30, 2020. The decrease in net cash used was mainly attributable to an increase of our AUM and revenue.

The Company’s investing activities used net cash of $100 for the six months ended June 30, 2021, compared to $24 investing activities used for the six months ended June 30, 2020.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the fiscal quarter ended June 30, 2021 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the quarter ended June 30, 2021, the Company did not issue any unregistered securities..

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
31	Certification by Chief Executive and Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32	Certification pursuant to 18 U.S.C. §§1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase.*

101.LAB	XBRL Taxonomy Extension Label Linkbase.*

101.PRE	XBRL Extension Presentation Linkbase.*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. [August 13, 2021]

CREATIONS, INC.

/s/ Niv Nissenson
Niv Nissenson
Interim Chief Executive Officer
(Principal Executive Officer)

CREATIONS, INC.

/s/ Shmuel Yelshevich
Shmuel Yelshevich
Interim Chief Financial Officer
(Principal Accounting and Financial Officer)

- 20 -