Form 10-Q
period 2021-09-30
Creations Inc
filed 2021-11-15
CIK 1795938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2021

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

1185 Avenue of the Americas, 31st Floor

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

As of September 30, 2021, there were 3,544,242 shares of common stock, par value $0.0001 per share, issued and outstanding.

i

CREATIONS INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of SEPTEMBER 30, 2021

CREATIONS INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2021

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial StateMENTS

CREATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(U.S. dollars in thousands except share data)

	September 30,	December 31,
	2021	2020
	Unaudited
ASSETS
Current assets
Cash and cash equivalents	452	625
Marketable securities	88	-
Bank deposit	45	33
Accounts receivable	118	51
Other current assets	34	68
Total current assets	737	777

Non-current assets
Property and equipment, net	45	45
Intangible assets	316	371
Goodwill	625	627
Loans granted to stockholders	26	26
Operating right of use assets	67	109
Total non-current asset	1,079	1,178

Total assets	1,816	1,955

LIABILITIES AND STOCKHOLDERS’ EQUITY Current liabilities
Accounts payable (related parties of $122 and $26)	210	141
Operating lease liability – current portion	58	58
Total current liabilities	268	199

Non-current liabilities
Operating lease liability – net of current portion	9	51
Deferred taxes	73	86
Total non-current liabilities	82	137

Total liabilities	350	336

Commitment and Contingencies
Stockholders’ Equity
Common Stock of $0.0001 par value - Authorized: 100,000,000 shares at September 30, 2021 and December 31, 2020; Issued and outstanding: 3,544,242 shares at September 30, 2021 and December 31, 2020	-	-
Additional paid-in capital	3,162	3,162
Accumulated other comprehensive income	102	106
Accumulated deficit	(1,798)	(1,649)
Total stockholders’ equity	1,466	1,619

Total liabilities and stockholders’ equity	1,816	1,955

CREATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE

PROFIT (LOSS)

(U.S. dollars in thousands except share data)

	For the period of three months ended September 30,		For the period of nine months ended September 30,
	2021	2020	2021	2020
	Unaudited		Unaudited
Revenues	564	95	1,455	252
Cost of revenues	(305)	(114)	(849)	(282)
Gross profit (loss)	259	(19)	606	(30)

Operating expenses:
Marketing expenses	(38)	(6)	(159)	(7)
General and administrative expenses (related parties $78, $56, $304 and $165)	(161)	(229)	(611)	(581)

Operating income (loss)	60	(254)	(164)	(618)

Financial income (expenses), net	(1)	36	2	72
Income (loss) before income tax benefit	59	(218)	(162)	(546)

Income tax benefit	5	-	13	-

Net income (loss) for the period	64	(218)	(149)	(546)
Other comprehensive income (expenses):
Foreign currency translation adjustments	11	6	(4)	13
Net comprehensive income (loss) for the period	75	(212)	(153)	(533)

Basic and diluted net income (loss) per share	0.02	(0.09)	(0.04)	(0.24)
Weighted average number of Common Stock used in computing basic and diluted income (loss) per share	3,544,242	2,317,315	3,544,242	2,298,934

CREATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(U.S. dollars in thousands except share data)

(Unaudited)

	Common Stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number	Amount	Capital	Income	Deficit	equity
	Unaudited

Balance as of January 1, 2020	2,289,744	-	2,205	6	(877)	1,334

Issuance of units consisting of shares of Common Stock and warrants upon acquisition of subsidiary	1,254,498	-	957	-	-	957
Other comprehensive income	-	-	-	13	-	13
Net loss	-	-	-	-	(546)	(546)
Balance as of September 30, 2020	3,544,242	-	3,162	19	(1,423)	1,758

	Common Stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number	Amount	Capital	Income	Deficit	equity
	Unaudited

Balance as of July 1, 2020	2,289,744	-	2,205	13	(1,205)	1,013

Issuance of units consisting of shares of Common Stock and warrants upon acquisition of subsidiary	1,254,498	-	957	-	-	957
Other comprehensive income	-	-	-	6	-	6
Net loss	-	-	-	-	(218)	(218)
Balance as of September 30, 2020	3,544,242	-	3,162	19	(1,423)	1,758

CREATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(U.S. dollars in thousands except share data)

(Unaudited)

	Common Stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number	Amount	Capital	Income	Deficit	equity
	Unaudited

Balance as of January 1, 2021	3,544,242	-	3,162	106	(1,649)	1,619

Other comprehensive expenses	-	-	-	(4)	-	(4)
Net loss	-	-	-	-	(149)	(149)
Balance as of September 30, 2021	3,544,242	-	3,162	102	(1,798)	1,466

	Common Stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders'
	Number	Amount	Capital	Income	Deficit	equity
	Unaudited

Balance as of July 1, 2021	3,544,242	-	3,162	91	(1,862)	1,391

Other comprehensive income	-	-	-	11	-	11
Net income	-	-	-	-	64	64
Balance as of September 30, 2021	3,544,242	-	3,162	102	(1,798)	1,466

CREATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	For the Period of Nine Months Ended September 30,
	2021	2020
	Unaudited
Cash flows from operating activities:
Net loss	(149)	(546)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	55	2
Amortization of operating right of use asset	42	-
Other income – capital gain from marketable securities	(2)	(22)
Deferred tax benefit	(12)	-
Changes in operating assets and liabilities:
Accounts receivable	(66)	-
Other current assets	32	(39)
Accounts payable	70	66
Operating right of use liability	(42)	-
Net cash used in operating activities	(72)	(539)

Cash flows from investing activities:
Investment in bank deposit	(12)	-
Acquisition of subsidiary (Appendix A)	-	(87)
Cash acquired from acquisition of subsidiary (Appendix A)	-	100
Investment in marketable securities	(85)	(24)
Purchase of property and equipment	(4)	(1)
Net cash used in investing activities	(101)	(12)

Foreign currency translation adjustments on cash and cash equivalents	-	11

Change in cash and cash equivalents	(173)	(540)
Cash and cash equivalents at beginning of the period	625	1,366
Cash and cash equivalents at end of the period	452	826

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

The Company has three wholly owned subsidiaries. Ocean Yetsira Ltd. (previously called Yestsira Holdings Ltd. (until April 28, 2021) (hereinafter: “Ocean Yetsira”) which was established as a private Israeli corporation in December 2017, Yetsira Investment House Ltd. (hereinafter: “Yetsira”) which was established as a private Israeli corporation in November 2016 and Ocean Partners Y.O.D.M (hereinafter: “Ocean”) following its acquisition (See note 1B).

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

C.	Beginning in early 2020, there has been an outbreak of coronavirus (COVID-19), initially in China and which has spread to other jurisdictions, including locations in which the Company operates. The full extent of the outbreak, related business and travel restrictions and changes to behavior intended to reduce its spread are uncertain as of the signing date of these financial statements as this continues to evolve globally although many countries around the world started actively vaccinating population which gradually reduces infection and mortality by the pandemic. As a result, similarly to other companies in the capital market industry, the Company’s assets under management (AUM) declined in the beginning of the outbreak. In the second half of 2020 and the first nine months of 2021, the results were significantly improving due to governments and central banks actions to support the economies and due to superior investments results in our products which resulted in accelerated growth in AUM. The Company’s management continues to follow the publications and guidelines on the matter. Nevertheless, future outcomes of the pandemic are uncertain and could be different than the Company’s estimations.

D.	On August 31, 2020, the Company’s registration statement on Form S-1 was declared effective by the U.S. Securities and Exchange Commission (the “SEC”). As at the date of filing this report, the Company’s shares have not begun to be quoted on the OTCQB.

E.	The figures in the financial statements are stated in U.S. Dollars in thousands unless otherwise mentioned.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of Presentation

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

CREATIONS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

A.	Basis of Presentation (Continued).

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

Recently Issued Accounting Pronouncements, Not Yet Adopted.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326) (“ASU 2016- 13”), which significantly changes how entities will account for credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 replaces the existing incurred loss model with an expected credit loss model that requires entities to estimate an expected lifetime credit loss on most financial assets and certain other instruments. Under ASU 2016-13 credit impairment is recognized as an allowance for credit losses, rather than as a direct write-down of the amortized cost basis of a financial asset. The impairment allowance is a valuation account deducted from the amortized cost basis of financial assets to present the net amount expected to be collected on the financial asset. Once the new pronouncement is adopted by the Company, the allowance for credit losses must be adjusted for management’s current estimate at each reporting date. The new guidance provides no threshold for recognition of impairment allowance. Therefore, entities must also measure expected credit losses on assets that have a low risk of loss. For instance, trade receivables that are either current or not yet due may not require an allowance reserve under currently generally accepted accounting principles, but under the new standard, the Company will have to estimate an allowance for expected credit losses on trade receivables under ASU 2016-13. ASU 2016-13 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2022 for smaller reporting companies. Early adoption is permitted. The Company will evaluate the impact of ASU 2016-13 on the Company’s consolidated financial statements in a future period closer to the date of adoption.

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

CREATIONS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

A.	Basis of Presentation (Continued).

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed consolidated financial statements.

B.	Use of Estimates in Preparation of Financial Statements

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

C.	Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

D.	Functional currency

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

CREATIONS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

D.	Functional currency (Continued).

The functional currency of Yetsira, Ocean Yetsira and Ocean is the New Israeli Shekel (“NIS”) and their financial statements are included in the consolidation based on translation into US dollars. Accordingly, assets and liabilities were translated from NIS to US dollars using year-end exchange rates, and income and expense items were translated at average exchange rates during the period. Gains or losses resulting from translation adjustments are reflected in stockholders’ equity, under “Accumulated Other Comprehensive Income”.

	September 30,	September 30,
	2021	2020
Official exchange rate of NIS 1 to US dollar	0.310	0.291
Exchange rate change in the period	(6)%	(1)%

E.	Revenue recognition

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

CREATIONS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

F.	Income taxes

The Company recorded no income tax expense for the nine months ended September 30, 2021 and 2020 because the estimated annual effective tax rate was zero. As of September 30, 2021, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized. The $13 thousands income tax benefit recorded in the Condensed consolidated statements of operations and comprehensive profit (loss) is related to amortization of intangible assets allocated to the acquisition of Ocean during 2020, (decrease of the $13 thousands in the deferred tax liability related to customer relationship).

G.	Basic and diluted net loss per share

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

The total numbers of shares related to outstanding stock warrants that have been excluded from the calculation of the diluted net loss per share due to their anti-dilutive effect was 3,544,242 and 2,317,315 for the three months ended September 30, 2021 and 2020 respectively, and 3,544,242 and 2,298,934 for the nine months ended September 30, 2021 and 2020 respectively.

H.	Intangible assets

Intangible assets consist of existing customer relationships from the acquisition of Ocean in August and September 2020 for the cost amount of $364. The Company accounts for intangible assets at their historical cost and records amortization utilizing the straight-line method based upon their estimated useful lives. The estimated useful life of customer relationships was determined internally by the management at 5.25-years period. Amortization expense in the three and nine months ended September 30, 2021 amounted to $17 thousand and $52 thousand, respectively. Impairments, if any, are based on excess of the carrying amount over the fair value of the asset. There was no impairment charge for the nine months ended September 30, 2021.

CREATIONS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

I.	Goodwill

Goodwill represents the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. The goodwill amount of $625 on September 30, 2021 and $627 December 31, 2020 relates to the acquisition of Ocean. This difference of the amounts for this dates is from foreign currency adjustments only.

Goodwill is not amortized, but is tested at least annually for impairment, or if circumstances occur that more likely than not reduce the fair value of the reporting unit below its carrying amount.

The Company has determined that there has been no impairment of goodwill as of September 30, 2021.

NOTE 3 - RELATED PARTIES BALANCES AND TRANSACTIONS

A.	Balances with related parties

	September 30,	December 31,
	2021	2020
Assets:
Loans granted to stockholders	$26	$26

Liabilities:
Management fees payable to related parties	$122	$26

B.	Transactions with related parties

	Three months ended September 30,
	2021		2020
Income:
Interest income in respect to loans granted to stockholders	$-	*	$-	*

Expenses:
Management fees	$78		$56

*	Less than $1 thousand.

	Nine months ended September 30,
	2021		2020
Income:
Interest income in respect to loans granted to stockholders	$-	*	$1	*

Expenses:
Management fee	$304	**	$165

*	Less than $1 thousand.
**	Includes $43 thousand related to 2020.

CREATIONS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands)

NOTE 4 - MATERIAL EVENTS DURING THE PERIOD AND ADDITIONAL MATTERS

A.	On June 18, 2021, the Company learned that Guy Nissensohn, the Company’s Chief Executive officer (“CEO”) and Acting Chief Financial Officer (“CFO”), passed away. Following Mr. Nissensohn’s death, the Board of Directors (the “Board”) appointed Niv Nissensohn to serve as interim CEO, effective immediately. Niv Nissensohn (Guy Nissensohn’s brother) assumed Guy Nissensohn’s role as a director on the Board. Shmuel Yelshevich was appointed as Interim CFO of the Company, effective immediately. The Board also appointed Yaniv Aharon as Chairman of the Board, effective immediately.

B.	On February 22, 2021, the Board approved the agreement between the Company and Yaniv Aharon for the provision of management services (the “Agreement”) with Ocean Yetsira, effective July 1, 2020. The service provider will provide investment house services in a consideration ranging between the amounts as detailed in the agreement depending on the volume of managed assets as follows:

Gradation of the volume of managed assets in NIS millions*	Monthly salary (NIS)*
Up to NIS1,000M (up to $297M)	NIS20,000 ($5,938)
NIS1,001M to NIS2,000M ($297M to $594M)	NIS30,000 ($8,907)
NIS2,001M to NIS3,000M ($594M to $891M)	NIS45,000 ($13,361)
NIS3,001M to NIS4,000M ($891M to $1,188M)	NIS65,000 ($19,299)
NIS4,001M and above ($1,188 and above)	NIS85,000 ($25,237)

*	The amounts in dollars are translated from NIS and subject to changes in the exchange rates.

In addition, the service provider will be entitled to an annual compensation, starting in 2022, for the year 2021 onwards, calculated as follows:

2.5% of the EBITDA between NIS2M to NIS6M (between $0.6M to $1.78M)

2% of the EBITDA above NIS6M (above $1.78M)

1% of the EBITDA above NIS10M (above $2.97M)

The bonus is limited to NIS500 thousand a year ($148 thousand)

In the three and nine months ended September 30, 2021, the Company recognized an additional management fee expense to the service provider in the amount $0 and $18 thousand related to 2020.

C.	As of September 30, 2021, a bank guarantee in the amount of $17 is issued regarding the Company’s office lease.

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

Through our wholly owned subsidiary, Ocean, we operate as a portfolio manager. Ocean is licensed by the Israel Securities Authority (“ISA”). Ocean currently offers and manages ten mutual funds branded as Ocean-Yetsira funds, and 87 private clients’ portfolios with approximately $266M in assets, currently under management (“AUM”).

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

Recently Issued Accounting Pronouncements

Management reviewed currently issued pronouncements during the three months ended September 30, 2021, and does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

Results of Operations for the nine Months Ended September 2021 compared to nine month Ended September 30, 2020 (In Thousands)

Revenue

For the nine months ended September 30, 2021, and 2020, the Company generated revenues in the amount of $1,455 and $252 respectively. The revenue growth attributable to AUM growth due to organic growth and Ocean acquisition in the last quarter of 2020 that added $95.3M to the company AUM, which led to an increase in investment management fees.

Assets Under Management and Investment Performance

The following table reflects the changes in our AUM for the nine Months ended September 30, 2021, and 2020.

(In millions)

	For the nine months ended September 30, 2021	For the nine months ended September 30, 2020
Beginning Balance	$174.49	$63.20
Gross inflows / outflows, net	62.77	(6.37)
Market appreciation (depreciation) (1)	28.44	(2.19)

End Balance	$265.70	$54.64

(1)	Market appreciation (depreciation) includes investment gains (losses) on assets under management, the impact of foreign exchange rates and net reinvested dividends.

Our total AUM increased by $91.21 million during the nine months ended June 30, 2021, from $174.49 million as of January 1, 2021, to $265.70 million as of September 30, 2021, or a 52.27% increase on our total AUM. The increase was a result of net AUM inflows of $62.77 million and market appreciation of $28.43 million.

Cost of Revenues

For the nine months ended September 30, 2021, and 2020, cost of revenues was $849 and $282 respectively. The increase in these expenses was mainly attributable to an increase in the number of managed funds and increase in the AUM.

Marketing Expenses

For the nine months ended September 30, 2021, our marketing expenses were $159, compared to $7, respectively. The Increase in these expenses was mainly attributable to increase in sales employees and marketing activities.

General and Administrative Expenses

For the nine months ended September 30, 2021, our general and administrative expenses were $611, compared to $581 for the period ended September 30, 2020, an approximate 5.16% increase. The increase in these expenses was mainly attributed to service and professional fees, payments to the management and employees as shown in the table below.

The following table provides a year-over-year breakout of the material components of our general and administrative expenses:

	For nine months ended September 30, 2021 (in thousands)		For nine months ended September 30, 2020 (in thousands)
Components of G&A Expenses:	$		$
Wages		51		62
Travel and vehicle expenses		11		18
Communication and office expenses		62		21
Services and professional fees (1)		365		348
One off expense (2)		29		65
Office rent		44		35
Insurance Fees		39		21
Other expenses		10		11

Total G&A expenses		$611		$581

(1) The increase in services and professional fees is primarily due to the following event:

On September 28, 2020, the share swap agreement between Ocean and Creations was consummated and contributed to an increase in professional services, management fees, wages, and other expenses.

(2) Nine months ended September 30, 2020, include one-off expenses of $29 due to a VAT assessment. Nine months ended September 30, 2020, include one-off expenses of $65 thousand for services fee for the S1 process.

Net Loss

The Company realized a net loss of $149 for the nine months ended September 30, 2021, compared to a net loss of $546 for the nine months ended September 30, 2020. The decrease in net loss, attributed to the increase in revenue.

After taking into account foreign currency translation adjustments, which resulted in other comprehensive expense of $4 and income of $13 for the nine months ended September 30, 2021, and 2020, respectively, the Company realized a net loss after other comprehensive expenses of $153 and $533 for the nine months ended September 31, 2021, and 2020, respectively.

Liquidity and capital resources

As of September 30, 2021, the Company had cash in the amount of $452 compared to cash in the amount of $625 as of December 31, 2020.

Stockholders’ equity as of September 30, 2021, was $1,466, as compared to stockholders’ equity of $1,619 as of December 31, 2020.

The Company’s accumulated deficit was $1,798 and $1,649 on September 30, 2021, and December 31, 2020, respectively.

Liquidity and capital resources

The Company’s operating activities resulted in net cash used of $72 for the nine months ended September 30, 2021, compared to net cash used of $539 for the nine months ended September 30, 2020. The decrease in net cash used was mainly attributable to an increase of our AUM and revenue.

The Company’s investing activities used net cash of $101 for the nine months ended September 30, 2021, compared to $12 investing activities used for the nine months ended September 30, 2020.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the fiscal quarter ended September 30, 2021 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2021, the Company did not issue any unregistered securities.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
31	Certification by Chief Executive and Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32	Certification pursuant to 18 U.S.C. §§1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.*

101.PRE	Inline XBRL Extension Presentation Linkbase.*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREATIONS, INC.

November 15, 2021	/s/ Niv Nissenson
Niv Nissenson
Interim Chief Executive Officer
(Principal Executive Officer)

CREATIONS, INC.

/s/ Shmuel Yelshevich
Shmuel Yelshevich
Interim Chief Financial Officer
(Principal Accounting and Financial Officer)

- 23 -