Form 10-K
period 2021-12-31
Creations Inc
filed 2022-03-31
CIK 1795938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller Reporting Company ☒
(Do not check if smaller reporting company)	Emerging growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of March 28, 2022, 3,544,242 shares of the registrant’s common stock were outstanding.

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

Through our wholly owned subsidiaries, Yetsira Investment House and Ocean Partners, we operate as a portfolio manager, licensed by the Israel Securities Authority (“ISA”). We currently offer and manage ten mutual funds with approximately $283,000,000 in assets, currently under management (“AUM”). Our core-business is providing investment services for Israeli mutual funds.

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

This Annual Report  contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control, which may include statements about our:

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

Organizational History

Creations, Inc. was incorporated in May 2019. On July 1, 2019, Creations, Inc, acquired a 100% interest in Ocean-Yetsira Ltd (.former- Yetsira Holdings Ltd) , through a share swap agreement. Ocean Yetsira is an Israeli Corporation incorporated in December 2017 which in turn owns 100% of Yetsira Investment House (“Yetsira”), which was incorporated in November 2016.

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

Through our wholly owned subsidiary, Ocean, we operate as a portfolio manager, licensed by the Israel Securities Authority (“ISA”). Ocean currently offers and manages nine mutual funds branded as Ocean-Yetsira funds, and 91 private portfolios with approximately $283M in assets, currently under management (“AUM”).

We generate revenue primarily from management fees paid by our unitholders or clients, which fees are based upon a certain percentage of their assets in the funds. Our expenses are mainly comprised of payments for distribution, commissions to banks, third-party platform user fees, salary commissions and expenses, and commissions to the ISA and the Israeli Stock Exchange. We conduct our business exclusively through Ocean Yetsira and exercise effective control over the operations of Ocean and Yetsira pursuant to a series of contractual arrangements, under which we are entitled to receive substantially all of its economic benefits.

Recently Issued Accounting Pronouncements

Management reviewed currently issued pronouncements during the year ended December 31, 2021, and does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

Results of Operations for the Year Ended December 31, 2021 compared to Year Ended December 31, 2020. (In Thousands)

Revenue

For the year ended December 31, 2021 and 2020, the Company generated revenues in the amount of $2,030 and $521 respectively. The increase was attributable to an increase in our AUM.

Assets Under Management and Investment Performance

The following table reflects the changes in our AUM for the year ended December 31, 2021 and 2020.

(In millions)

	For the year ended December 31, 2021	For the year ended December 31, 2020
Beginning Balance	$180.96	$60.60
Gross inflows/ outflows, net	65.77	2.08
Market appreciation (depreciation)(1)	35.99	22.99
Additional AUM from acquisitions	-	95.29

End Balance	$282.73	$180.96

(1)	Market appreciation (depreciation) includes investment gains (losses) on assets under management, the impact of foreign exchange rates and net reinvested dividends.

Our total AUM increased by $101.77 million during the year ended December 31, 2021, from $180.96 million as of December 31, 2020 to $282.73 million as of December 31, 2021, or a 56.23 % increase on our total AUM. The increase was a result of net AUM inflows of $65.77 million, market appreciation of $35.99 million.

Cost of Revenues

For the year ended December 31, 2021 and 2020, cost of revenues was $1,186 and $501, respectively. The increase in these expenses was mainly attributable to an increase in the number of managed funds and increased AUM.

Marketing Expenses

For the year ended 31, 2021, our marketing expenses were $210, compared to $50 for the prior-year period. The increase in these expenses was mainly attributable to a management decision to accelerate marketing efforts due to good market conditions and excellent fund ratings which contributed to a significant increase in AUM.

General and Administrative Expenses

For the year ended December 31, 2021, our general and administrative expenses were $769, compared to $797 for the period ended December 31, 2020, an approximate 3.5% decrease. These expenses are mainly attributed to service and professional fees, payments to the management and employees as shown in the table below.

The following table provides a year-over-year breakout of the material components of our general and administrative expenses:

	For year ended December 31, 2021 (in thousands)		For the year ended December 31, 2020 (in thousands)
Components of G&A Expenses:	$		$
Wages		63		67
Travel and vehicle expenses		15		15
Communication and office expenses		85		22
Services and professional fees		447		562
One-off expenses		32		33
Office rent		58		58
Insurance Fees and fines		55		22
Depreciation		8		0
Other expenses		5		18
Total G&A expenses		$769		$797
Total G&A expenses excluding one-off expenses		737		764

The changes in General and Administrative Expenses is primarily due to the following events:

●	Over 2021, expenses that emerged from the merger in 2020 between Ocean and Yetsira was reduced, and a moderate increase in expanses is attributed to a gradual increase in the company growing operations and increased AUM.
●	Due to significant increase in the company activity and AUM, the company was required to enlarge the company insurance coverage what led to significant increase in the annual insurance fee.

Net Loss

The Company realized a net loss of $103 for the year ended December 31, 2021, compared to a net loss of $772 for the year ended December 31, 2020. The decrease in net loss attributed to increased revenue following the grows of our AUM.

After taking into account foreign currency translation adjustments, which resulted in other comprehensive income of $49 and income of $100 for the year ended December 31, 2021 and 2020, respectively, the Company realized a net loss after other comprehensive expenses of $54 and $672 for the year ended December 31, 2021 and 2020, respectively.

Liquidity and capital resources

As of December 31, 2021, the Company had cash in the amount of $503 compared to cash in the amount of $625 as of December 31, 2020.

Stockholders’ equity as of December 31, 2021 was $1,565, as compared to stockholders’ equity of $1,619 as of December 31, 2020.

The Company’s accumulated deficit was $1,752 and $1,649 at December 31, 2021 and December 31, 2020, respectively.

Liquidity and capital resources

The Company’s operating activities resulted in net cash provided of $4 for the year ended December 31, 2021, compared to net cash used of $856 for the year ended December 31, 2020. The decrease in net cash used was mainly attributable to an increase of revenue, due to increase in AUM.

The Company’s investing activities net cash used of $137 for the year ended December 31, 2021, compared to $85 investing activities provided for the year ended December 31, 2020.

The Company’s financing activities did not provide cash during the year ended December 31, 2021, and the year ended December 2020. No loans were received or provided during the Year ending December 31, 2021.

Off- Balance Sheet Arrangements

The Company currently does not have any off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TABLE OF CONTENTS FOR THE FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Creations Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Creations Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “Financial Statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

BARZILY AND CO.

We have served as the Company’s auditor since 2019.

Jerusalem, Israel

March 31, 2022

CREATIONS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands except share data)

	December 31,	December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	503	625
Marketable securities	152	-
Bank deposit	47	33
Accounts receivable	102	51
Other current assets	28	68
Total current assets	832	777

Non-current assets
Property and equipment, net	44	45
Intangible assets, net	309	371
Goodwill	649	627
Loans granted to stockholders	14	26
Operating right of use assets	55	109
Total non-current asset	1,071	1,178

Total assets	1,903	1,955

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	92	115	*
Related parties	120	26	*
Operating lease liability – current portion	55	58
Total current liabilities	267	199

Non-current liabilities
Operating lease liability – net of current portion	-	51
Deferred taxes	71	86
Total non-current liabilities	71	137

Total liabilities	338	336

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common Stock of $0.0001 par value -
Authorized: 100,000,000 shares at December 31, 2021 and 2020; Issued and outstanding: 3,544,242 shares at December 31, 2021 and 2020	-	-
Additional paid-in capital	3,162	3,162
Accumulated other comprehensive income	155	106
Accumulated deficit	(1,752)	(1,649)
Total stockholders’ equity	1,565	1,619

Total liabilities and stockholders’ equity	1,903	1,955

*	Reclassified

The accompanying notes are an integral part of the financial statements

CREATIONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(U.S. dollars in thousands except share data)

	For the year ended December 31,
	2021	2020

Revenues	2,030	521
Cost of revenues	(1,186)	(501)*
Gross profit	844	20

Operating expenses:
Marketing expenses	(210)	(50)*
General and administrative expenses (related parties $273 and $116)	(769)	(797)*

Operating loss	(135)	(827)

Other income – capital gain from marketable securities	14	88
Financial expenses, net	-	(20)
Loss before income tax benefit	(121)	(759)

Income tax (expenses) benefit	18	(13)

Net loss for the year	(103)	(772)
Other comprehensive profit:
Foreign currency translation adjustments	49	100
Comprehensive loss	(54)	(672)

Basic and diluted net loss per share	(0.03)	(0.30)

Weighted average number of Common Stock used in computing basic and diluted loss per share	3,544,242	2,616,257

*	Reclassification of salary expenses

The accompanying notes are an integral part of the financial statements

CREATIONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(U.S. dollars in thousands except share data)

	Common Stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’ equity
	Number	Amount	capital	income	deficit	(deficit)

Balance as of January 1, 2020	2,289,744	-	2,205	6	(877)	1,334

Issuance of units consisting of shares of Common Stock and warrants upon acquisition of a subsidiary	1,254,498	-	957	-	-	957
Other comprehensive loss	-	-	-	100	-	100
Net loss	-	-	-	-	(772)	(772)

Balance as of December 31, 2020	3,544,242	-	3,162	106	(1,649)	1,619

Other comprehensive income	-	-	-	49	-	49
Net loss	-	-	-	-	(103)	(103)

Balance as of December 31, 2021	3,544,242	$-	$3,162	$155	$(1,752)	$1,565

The accompanying notes are an integral part of the financial statements

CREATIONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	December 31	December 31
	2021	2020
Cash flows from operating activities:
Net loss	(103)	(772)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	82	21
Amortization of operating right of use asset	54	5
Other income – capital gain from marketable securities	(14)	(88)
Deferred taxes	(18)	13
Changes in operating assets and liabilities:
Accounts receivable	(48)	(48)
Other current assets	38	(8)
Accounts payable	(27)	26
Operating right of use liability	(54)	(5)
Related parties	94	-
Net cash provided by (used in) operating activities	4	(856)

Cash flows from investing activities:
Investment in bank deposit	(12)	(21)
Proceeds from marketable securities, net	-	151
Investment in marketable securities, net	(132)	(63)
Acquisition of subsidiary (Appendix A)	-	(87)
Cash acquired from acquisition of subsidiary (Appendix A)	-	100
Proceeds from repayment of loans granted to stockholders	13	12
Purchase of property and equipment	(6)	(7)
Net cash provided by (used in) investing activities	(137)	85

Foreign currency translation adjustments on cash and cash equivalents	11	30
Change in cash and cash equivalents	(122)	(741)
Cash and cash equivalents at beginning of year	625	1,366
Cash and cash equivalents at end of year	503	625
Supplementary information on activities not involving cash flows:
Operating right of use asset	-	(114)
Operating right of use liability	-	114

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

B.	On August 19, 2020, Ocean Yetsira entered into share purchase agreement with certain shareholders of Ocean, an Israeli corporation that provides mutual funds investment management services for several mutual funds, under which upon consummation of certain conditions Ocean Yetsira would purchase 7.5% of the outstanding and issued shares of Ocean for total cash consideration of NIS 300 (approximately $87) (the “Cash Consideration”).

On September 7, 2020, Ocean Yetsira entered into a share exchange agreement (the “Share Exchange Agreement”) by and among Ocean Yetsira, Ocean, and certain shareholders of Ocean (“Ocean Shareholders”), under which upon the consummation of certain conditions, Ocean Yetsira would purchase the remaining 92.5% of the shares of Ocean for a total equity consideration which represents 35.4% of the issued share capital of the Company on a fully diluted basis as of the Closing Date (as defined below) (the “Equity Consideration”), which comprised of the following:

1.	1,254,498 shares of common stock of the Company.

2.	1,254,498 warrants to purchase the same number of shares of common stock of the Company (the “Warrants”). The Warrants are convertible into shares of Common Stock over a period of three-years at an exercise price of $1.00 per share, with the price per share subject to standard anti-dilution adjustments.

Ocean Yetsira consummated the aforesaid acquisition at September 28, 2020 (the “Closing Date”). The financial position and results of operation relating to periods following the Closing Date include the financial position and results of operations of Ocean.

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

As a result, similarly to other companies in the capital market industry, the Company’s assets under management (AUM) declined in the beginning of the outbreak. In the second half of 2020 and in 2021, the results were significantly improving due to governments and central banks actions to support the economies and due to superior investments results in our products which resulted in accelerated growth in AUM. The Company’s management continues to follow the publications and guidelines on the matter. Nevertheless, future outcomes of the pandemic are uncertain and could be different than the Company’s estimations.

CREATIONS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands)

NOTE 1 - GENERAL (CONT.)

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

  A. Use of Estimates in Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. The Company’s management believes that the estimates, judgments and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

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

The functional currency of Ocean Yetsira, Yetsira and Ocean is the New Israeli Shekel (“NIS”) and their financial statements are included in the consolidation based on translation into US dollars. Accordingly, assets and liabilities were translated from NIS to US dollars using year-end exchange rates, and income and expense items were translated at average exchange rates during the year. Gains or losses resulting from translation adjustments are reflected in stockholders’ equity, under “Accumulated Other Comprehensive Income”.

CREATIONS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

C. (Continued)

	December 31,	December 31,
	2021	2020
Official exchange rate of NIS 1 to US dollar	0.322	0.311

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

CREATIONS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

F. Accounts receivable

Accounts receivable are reported at their outstanding unpaid principal balances net of an allowance for uncollectible accounts. The Company provides for allowances for uncollectible receivables based on management’s estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. The Company writes off accounts receivable against the allowance for doubtful accounts when a balance is determined to be uncollectible. At both December 31, 2021 and 2020, the Company determined that an allowance for doubtful accounts was not needed.

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

H. Impairment of long-lived assets

Property and equipment subject to amortization are reviewed for impairment in accordance with ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets”, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the years ended December 31, 2021 and 2020, no impairment losses were recorded.

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

I. (Continued)

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

At both December 31, 2021 and 2020, contract assets and liabilities were $0.

  J. Fair value of financial instruments

The carrying amounts reported in the balance sheets for cash and cash equivalents, bank deposits, other current assets and accounts receivables and accounts payable approximate their fair market value based on the short-term maturity of these instruments. The Company did not have any non-financial assets or liabilities that are measured at fair value on a recurring basis as of December 31, 2021 and 2020.

K. Markertable securities

Marketable securities represent equity investments in common stocks mutual funds. Equity investments in unconsolidated entites, other than those accounted for using the equity of accounting, are generally measured at fair value.  Realized and unrealized gains and losses are included in net income.

Fair Value Measurements

The Company values its investments under the provisions of FASB ASC Topic 820, "Fair Value Measurements and Disclosures" ("ASC 820"), which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

 L. Severance pay

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

M. Income taxes

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

The Company accounts for uncertainties in income taxes under the provisions of ASC 740-10-05 which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and certain recognition thresholds must be met before a tax position is recognized. An entity may only recognize or continue to recognize tax positions that meet a “more likely-than-not” threshold. As of December 31, 2021 and 2020, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying financial statements. The Company recognizes interest and penalties related to uncertain income tax positions in other expense.

N. Concentrations of credit risks

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

O. Basic and diluted net loss per share

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

The total numbers of shares related to outstanding stock warrants that have been excluded from the calculation of the diluted net loss per share due to their anti-dilutive effect was 3,544,242 and 3,544,242 for both of the years ended December 31, 2021 and 2020.

P. Legal and other contingencies

The Company accounts for its contingent liabilities in accordance with ASC 450 “Contingencies” under which a provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. As of December 31, 2021 and 2020, the Company is not a party to any litigation that could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

Legal costs incurred in connection with loss contingencies are expensed as incurred.

Q. Warrants

Warrants that were granted by the Company to investors through private placement transactions and to the Holdings stockholders under the Holdings Exchange (see also Notes 12B5 and 12B6) are classified as a component of permanent equity since they are freestanding financial instruments that are legally detachable and separately exercisable, contingently exercisable, do not embody an obligation for the Company to repurchase its own shares, and permit the holders to receive a fixed number of shares of

CREATIONS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Q. (Continued)

common stock upon exercise. In addition, the warrants must require physical settlement and may not provide any guarantee of value or return. Fully vested and non-forfeitable warrants that meet these criteria are initially recorded at their grant date fair value and are not subsequently re-measured.

R. Leases

The Company accounts for leases under the guidance of FASB Accounting Standards Codification, or ASC, Topic 842, Leases, or ASC 842, which requires the recognition of the right-of-use assets and related operating and finance lease liabilities on the balance sheet and the disclosure of key information about certain leasing arrangements.

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

The Company recognized a lease liability in the amount of the present value of the lease payments, and concurrently recognized right of use assets in the same amount of the lease liability regarding a lease agreement classified as operating lease.

S. Intangible assets

Intangible assets consist of existing customer relationships from the acquisition of Oceans (see Note 3). The Company accounts for intangible assets at their historical cost and records amortization utilizing the straight-line method based upon their estimated useful lives. The estimated useful life of customer relationships was determined internally by the management at 5.25-years period. Amortization expense in 2021 and 2020 amounted to $74 thousand and $19 thousand, respectively. The annual amortization for the next 4 years is expected to be in the amount of $74 thousand a year.

CREATIONS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

T. Goodwill

Goodwill consists of the excess of cost over net assets acquired of Ocean. Goodwill is not amortized, but is tested at least annually for impairment, or if circumstances change that will more likely than not reduce the fair value of the reporting unit below its carrying amount. The Company performs annual impairment testing on a recurring basis in the last quarter of each year. Impairments, if any, are expensed in the year incurred. The Company did not record an impairment in 2021 and 2020.

U. Recently Issued Accounting Pronouncements, Adopted

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

  V. Recently Issued Accounting Pronouncements, Not Yet Adopted.

In August 2020, the FASB issued ASU 2020-06 “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815–40)” (“ASU 2020-06”). This guidance simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The amendments to this guidance are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The Company will adopt ASU 2020-06 effective January 1, 2022 and the adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326) (“ASU 2016- 13”), which significantly changes how entities will account for credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 replaces the existing incurred loss model with an expected credit loss model that requires entities to estimate an expected lifetime credit loss on most financial assets and certain other instruments. Under ASU 2016-13 credit impairment is recognized as an allowance for credit losses, rather than as a direct write-down of the amortized cost basis of a financial asset. The impairment allowance is a valuation account deducted from the amortized cost basis of financial assets to present the net amount expected to be collected on the financial asset. Once the new pronouncement is adopted by the Company, the allowance for credit losses must be adjusted for management’s current estimate at each reporting date. The new guidance provides no threshold for recognition of impairment allowance. Therefore, entities must also measure expected credit losses on assets that have a low risk of loss. For instance, trade receivables that are either current or not yet due may not require an allowance reserve under currently generally accepted accounting principles, but under the new standard, the Company will have to estimate an allowance for expected credit losses on trade receivables under ASU 2016-13. ASU 2016-13 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2022 for smaller reporting companies (January 1, 2023 for the Company). Early adoption is permitted. The Company will evaluate the impact of ASU 2016-13 on the Company’s consolidated financial statements in a future period closer to the date of adoption.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed consolidated financial statements.

CREATIONS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands)

NOTE 3 - ACQUISITIONS

A.	On August 19, 2020, the Company entered into share purchase agreement with certain shareholders of Ocean, an Israeli corporation that provides mutual funds investment management services for several mutual funds, under which upon consummation of certain conditions the Company will purchase 7.5% of the outstanding and issued shares of Ocean for total cash consideration of NIS 300 (approximately $87) (the “Cash Consideration”).

The Company consummated the aforesaid acquisition at August 19, 2020 (the “Closing Date”).

B.	On September 7, 2020, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) by and among Ocean Yetsira, Ocean, and certain shareholders of Ocean (“Ocean Shareholders”), under which upon consummation of certain conditions the Company will purchase the remaining 92.5% of the shares of Ocean for a total equity consideration which represents 35.4% of the issued share capital of the Company on a fully diluted basis as of the Closing Date (as defined below) (the “Equity Consideration”), which comprised of the following:

1.	1,254,498 shares of common stock of the Company;

2.	1,254,498 warrants to purchase the same number of shares of common stock of the Company (the “Warrants”). The Warrants are convertible into shares of Common Stock over a period of three-years at an exercise price of $1.00 per share, with the price per share subject to standard anti-dilution adjustments.

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

NOTE 3 - ACQUISITIONS (CONT.)

B. (Continued)

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

The consolidated results of operations for the year ended December 31, 2020 include revenues and expenses related to Ocean business for the fourth quarter of 2020.

CREATIONS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands)

NOTE 3 - ACQUISITIONS (CONT.)

C.	In connection with the Share Exchange Agreement as noted in Note 3B, on September 7, 2020, the Company and its current Chief Executive Officer and Chairman and majority shareholder, and the Ocean Shareholders, entered into a shareholder agreement (the “Shareholder Agreement”), under which certain minority rights and protections (including representation on the Company’s Board of Directors) to Ocean Shareholders.

NOTE 4 - ACCOUNTS RECEIVABLE

	December 31,
	2021	2020

Trade accounts receivable in respect of mutual funds and portfolio management	$102	$51
	102	$51

NOTE 5 - OTHER CURRENT ASSETS

	December 31,
	2021	2020

Governmental authorities	$15	$58
Prepaid expenses	13	7
Others	-	3
	$28	$68

CREATIONS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands)

NOTE 6 - PROPERTY AND EQUIPEMENT

	December 31,
	2021	2020

Computers	$26	$21
Furniture and equipment	52	49
Vehicles	7	7
Accumulated depreciation	(41)	(32)
	$44	$45

Depreciation expense was approximately $7 thousand and $2 thousand for the years ended December 31, 2021 and 2020, respectively.

NOTE 7 - INTANGIBLE ASSETS

Customer relations in the amount of $363 thousand that was acquired by the company through the acquisition of Ocean (see note 3) have a finite useful life of 5.25 years and are measured at cost less accumulated amortization. The company recognized amortization of $74 thousand and $19 thousand during 2021 and 2020 regarding customer relations.

NOTE 8 - GOODWILL

Goodwill in the amount of $583 thousand that was recognized by the company through the acquisition of Ocean (see Note 3). Goodwill amounted to $649 thousand and $627 thousand as of December 31, 2021 and 2020, respectively. This difference of the amounts is from foreign currency adjustments only.

NOTE 9 - LOANS GRANTED TO STOCKHOLDERS

In 2019, the Company entered into loan agreements with three of its stockholders, who also serve as service providers to Yetsira and Ocean (see also Note 11C), under which the Company issued each of the three a loan of NIS41 thousand, for an aggregated total of NIS123 thousand (approximately $34 thousand) (the “Loans”). The Loans bear interest at a rate of 1.45% per annum (the “Interest”). The Loans are payable on the earlier of the stockholders’ request to repay, 90 days after the termination of such stockholders’ service agreements, or 30 days after the resignation of such stockholders from their positions as a service providers or 30 days upon selling of 25% of the Company’s shares that are held by such stockholders.

During 2020, one of the stockholders service agreement was terminated and the loan of 12 thousand was fully repaid.

During 2021, one of the stockholders service agreement was terminated and the loan of 13 thousand was fully repaid.

CREATIONS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands)

NOTE 9 - LOANS GRANTED TO STOCKHOLDERS (CONT.)

Composition:

	Year ended December 31,	Year ended December 31,
	2021	2020

Opening balance	$26	$36
Repayment	(13)	(12)
Interest income and exchange differences	1	2

Closing balance	$14	$26

NOTE 10 - COMMITMENT AND CONTINGENCIES

A. Leases:

1.	On August 15, 2019, Yetsira entered into a lease agreement with WeWork for office space. The lease is for a one-year term running from September 2019 through August 2020. The monthly rental fee amounts to approximately NIS8 thousands (approximately $2 thousands). In addition, the Company is obligated to pay a monthly membership fee based on the terms in the Agreement.

2.	On May 24, 2020, Yetsira entered into new Lease Agreement (the “Lease Agreement”) with Capital Market Moduls Ltd. (“Mutual Funds Moduls”), an unrelated third party, for leasing premises which including 2 rooms and 1 parking spot. The lease is for a period term commencing June 1, 2020 through termination of the agreement by each of the parties in advance notice of 3 months. The monthly lease fee amounts to approximately NIS 9 thousands (approximately $3 thousands) and the Company has an option to lease additional open spaces for additional monthly fee as determined in the Lease Agreement.

The payments above are associated with short-term leases of premises with a lease term of twelve months or less and therefore are out of scope of ASC 842 “Leases.” Consequently, these payments are recognized on a straight-line basis as an expense in the Consolidated Statements of Operations and Comprehensive Loss.

3.	On October 22, 2020, Ocean Yetsira entered into new Lease Agreement (the “New Lease Agreement”) with an unrelated third party, for leasing premises which including 196 square meters and 4 parking spaces. The lease is for a term commencing December 1, 2020 throughout November 30, 2022 (the “Leasing Period”), and Ocean Yetsira has the right to terminate the New Lease Agreement in an advance notice of 3 months following the lapse of first 9 months of Leasing Period. The monthly lease fee amounted to NIS 65 (approximately $19) for each square meter and NIS 750 (approximately $214) for each parking space. The monthly lease fee is linked to the index price customer.

CREATIONS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands)

NOTE 10 - COMMITMENT AND CONTINGENCIES (CONT.)

A. (Continued)

In addition, Ocean Yetsira has the right to extend the Leasing Period by additional 24 months, as long as advance notice of 6 months has been provided before the ending of the Leasing Period.

Ocean Yetsira pledged an amount of NIS 55 (approximately $16) to secure its commitments under the New Lease Agreement for a period commencing the closing of the New Lease Agreement through 60 days following the New Lease Agreement’s termination date.

The New Lease Agreement replaced the Lease Agreement signed with Capital Market Moduls (see Note 10A2).

The lease was capitalized under ASC 842: minimum payment $5 thousands, 24 months, interest rate 3.6%.

Total lease expenses amounted to $57 thousands and $59 thousands for the years ended December 31, 2021 and 2020, respectively.

B.	On January 1, 2017, Ocean Yetsira entered into an Agreement with Ayalon Mutual Funds Ltd (“Ayalon MFM”) under which Ocean Yetsira receives hosting services from Ayalon and provides fund portfolio management services for funds under the management of Ayalon MFM. The company ceased to receive hosting services from Ayalon MFM in August 2020.

On April 5, 2020, Ocean Yetsira entered into new hosting agreement (the “Hosting Agreement”) with Mutual Funds Moduls, under which Ocean Yetsira received hosting services from Mutual Funds Moduls and provided fund portfolio management services for funds under the management of Mutual Funds Moduls.

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

(U.S. dollars in thousands)

NOTE 10 - COMMITMENT AND CONTINGENCIES (CONT.)

B. (Continued)

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

During the years ended December 31, 2021 and 2020, the Company incurred hosting services and fund portfolio management services expenses in total amount of $912 thousands and $469 thousands which were recorded as cost of revenues in the Consolidated Statements of Operations and Comprehensive Loss.

C. Yetsira and Ocean Yetsira entered into Administration Service Agreements (the “Agreements”) with certain of the Company stockholders (the “Service Providers”), under which the Service Providers will provide outsourced executive services over a period of 12 months commencing from the Effective Date. In consideration of their services, the Service Providers will be entitled to (1) monthly consideration which is subject to the volume of assets administered by Ocean Yetsira; (2) bonus awards as defined and under conditions specified in the Agreements and (3) reimbursement of reasonable expenses that were incurred to perform the services.

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

CREATIONS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands)

NOTE 10 - COMMITMENT AND CONTINGENCIES (CONT.)

D. (Continued)

D.	On June 18, 2021, Guy Nissensohn, the Company’s Chief Executive officer (“CEO”) and Acting Chief Financial Officer (“CFO”), passed away. Following Mr. Nissensohn’s death, the Board of Directors (the “Board”) appointed Niv Nissensohn to serve as interim CEO, effective immediately. Niv Nissensohn (Guy Nissensohn’s brother) assumed Guy Nissensohn’s role as a director on the Board. Shmuel Yelshevich was appointed as Interim CFO of the Company, effective immediately. The Board also appointed Yaniv Aharon as Chairman of the Board, effective immediately.

On November 24, 2021, shareholders constituting the majority voting power (the “Majority Shareholders”) of CREATIONS, INC. (the “Company”) appointed Ilan Arad Keshet and Shmuel Yelshevich to serve, along with Yaniv Aharon as Directors (“Directors”) of the Company.

On November 24, 2021, Niv Nissenson resigned as Director, effective upon and simultaneously with the appointments of Mr. Arad and Mr. Yelshevich as Directors. Mr. Nissenson’s resignation was not a result of any disagreement with the Company.

On November 24, 2021, Niv Nissenson resigned as Interim CEO of Creations Inc, effective December 3rd, 2021.

On December 17, 2021, the Board of Directors (the “Board”) of the “Company” appointed Shmuel Yelshevich to serve as Chief Executive Officer, President, Treasurer and Secretary of the Company, effective December 20, 2021.

On December 17, 2021, the Board appointed Ilan Arad to serve as Chairman of the Board, effective December 20, 2021.

On December 17, 2021, the Board appointed each of Shmuel Yelshevich and Ilan Arad to serve on the boards of Ocean Yetsira, Ltd., Ocean Partners, Y.O.D.M. and Yetsira Investment House, LTD (the “Subsidiaries”), each of which is a wholly-owned subsidiary of the Company, with such appointments effective December 20, 2021.

E.	On February 22, 2021, the Board approved the agreement between the Company and Yaniv Aharon (“the service provider”) for the provision of management services (the “Agreement”) with Ocean Yetsira, effective July 1, 2020. The service provider will provide investment house services in a consideration ranging between the amounts as detailed in the agreement depending on the volume of managed assets as follows:

Gradation of the volume of managed assets in NIS millions*	Monthly salary (NIS)*

Up to NIS1,000M (up to $297M)	NIS20,000 ($5,938)
NIS1,001M to NIS2,000M ($297M to $594M)	NIS30,000 ($8,907)
NIS2,001M to NIS3,000M ($594M to $891M)	NIS45,000 ($13,361)
NIS3,001M to NIS4,000M ($891M to $1,188M)	NIS65,000 ($19,299)
NIS4,001M and above ($1,188 and above)	NIS85,000 ($25,237)

*	The amounts in dollars are translated from NIS and subject to changes in the exchange rates.

In addition, the service provider will be entitled to an annual compensation, starting in 2022, for the year 2021 onwards, calculated as follows:

2.5% of the EBITDA between NIS2M to NIS6M (between $0.6M to $1.78M)

2% of the EBITDA above NIS6M (above $1.78M)

1% of the EBITDA above NIS10M (above $2.97M)

The bonus is limited to NIS500 thousand a year ($148 thousand)

F.	As of December 31, 2021, a bank guarantee in the amount of $17 is issued regarding the Company’s office lease.

NOTE 11 - STOCKHOLDERS’ EQUITY

A. Common Stock

The holder of the shares of Common Stock are entitled to the following rights:

1.	Right to participate and vote in the Company’s general meetings, whether regular or extraordinary. Each share will entitle its holder, when attending and participating in the voting in person or via agent or letter, to one vote;

2.	Right to share in distribution of dividends, whether in cash or in the form of bonus shares; the distribution of assets or any other distribution pro rata to the par value of the shares held by them;

3.	Right to a share in the distribution of the Company’s excess assets upon liquidation on a pro rata basis to the par value of the shares held by them.

B. Issuance of shares of Common Stock

1.	Following the acquisition of the remaining 92.5% of the shares of Ocean (See Note 3B), the Company issued on September 28, 2020:

A.	1,254,498 shares of common stock of the Company;

B.	1,254,498 warrants to purchase the same number of shares of common stock of the Company (the “Warrants”). The Warrants are convertible into shares of Common Stock over a period of three-years at an exercise price of $1.00 per share, with the price per share subject to standard anti-dilution adjustments.

2.	In connection with the Share Exchange Agreement as noted in Note 3B, on September 7, 2020, the Company and its current Chief Executive Officer and Chairman and majority shareholder, and the Ocean Shareholders, entered into a shareholder agreement (the “Shareholder Agreement”), under which certain minority rights and protections (including representation on the Company’s Board of Directors) to Ocean Shareholders.

C. Warrants

	2021	2020

Outstanding as of January 1	3,544,242	2,289,744
Granted	-	1,254,498
Exercised	-	-

Outstanding as of December 31	3,544,242	3,544,242

CREATIONS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands)

NOTE 12 - EMPLOYEE BENEFITS

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

Severance pay deposit expenses under Section 14 for the years ended December 31, 2021 and 2020 amounted to $14 thousand and $10 thousand, respectively.

NOTE 13 - TAXES ON INCOME

A. Taxation under Various Laws

1.	Tax rate applicable to Ocean Yetsira, Yetsira and Ocean is 23%.

2.	Tax rates applicable to the Company:

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

CREATIONS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands)

NOTE 13 - TAXES ON INCOME (CONT.)

B. Net operating losses carryforward

As of December 31, 2021, Ocean Yetsira, Yetsira and Ocean have accumulated net operating loss carryforwards for Israeli tax purposes in the amount of approximately $765 thousand which may be carried forward and offset against taxable income in the future for an indefinite period.

As of December 31, 2021, the Company (excluding subsidiaries) has accumulated net operating loss carryforwards for U.S. federal income tax purposes of approximately $50 thousand which may be carried forward and offset against taxable income in the future for an indefinite period. Utilization of the U.S. net operating losses may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

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

D. Income tax expenses

Income tax expense for the years ended December 31, 2021 and 2020 are as follows:

	December 31,
	2021	2020

Current income tax	$-	$-
Deferred taxed	$18	$(13)
	$18	$(13)

CREATIONS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands)

NOTE 13 - TAXES ON INCOME (CONT.)

E. Deferred income taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	Year Ended December 31,
	2021	2020

Deferred tax assets:
Net operation loss carryforward	$186	$345

Net deferred tax asset before valuation allowance	186	345
Valuation allowance	(186)	(345)

Net deferred tax asset	$-	$-

	Year Ended December 31,
	2021	2020

Deferred tax liability:
Customer relations intangible assets	$71	$86

Net deferred tax liability	$71	$86

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

CREATIONS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands)

NOTE 13 - TAXES ON INCOME (CONT.)

G. The components of profit and loss before taxes on income are as follows:

	Year ended December 31,
	2021	2020

Foreign	$20	$652
Domestic	101	107

Loss before taxes on income	$121	$759

H. Tax Assessments

The Company, Yetsira and Ocean Yetsira have not received final tax assessments for income tax purposes since incorporation. Ocean tax assessments until 2016 are considered final.

NOTE 14 - OTHER INCOME – CAPITAL GAIN FROM MARKETABLE SECURITIES

During 2021 and 2020, the Company recognized a capital gain of $14 thousand and $88 thousand regarding investments in marketable securities.

NOTE 15 - FINANCIAL EXPENSE, NET

Composition:

	Year ended December 31,
	2021	2020

Bank commissions and others	$-	$6
Exchange rate differences	-	14

Total financial expense, net	$-	$20

CREATIONS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands)

NOTE 16 - RELATED PARTIES BALANCES AND TRANSACTIONS

A. Balances with related parties

	December 31,
	2021	2020

Assets:
Loans granted to stockholders (Note 9)	$14	$26

Liabilities:
Management fee payable to stockholders	$120	$26

B. Transactions with related parties

	Year ended December 31,
	2021	2020

Income:
Interest income in respect to loans granted to stockholders	$-	$-

Expenses:
Management fee	$273	$116

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the fiscal quarter ended December 31, 2021 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our board of directors consists of three (3) members: Shumel Yelshevich, YanivYaar Aharon, and Ilan Arad Keshet.

Directors and Executive Officers

The following table provides information as of March 12, 2021  as to each person who is, as of the filing hereof, a director and/or executive officer of the Company:

Name	Position(s)	Age
Shmuel Yelshevich	Interim Chief Executive Officer, Chief Financial Officer, President, Treasurer, and Secretary
Ilan Arad Keshet	Chairman of the Board
Yaniv Yaar Aharon	Founder of Ocean Partners Y.O.D.M. Director, CEO and CIO of Creations Subsidiaries.

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

Ilan Arad Keshet co-founded Yetsira and has served as Chief Executive Officer and Investment Manager of Yetsira since November 2016. From 2013 to 2015. Mr. Arad Keshet served as a private investment manager and counselor to a wealth family, specializing in complex options strategies. From 2010 to 2013, Mr. Arad Keshet served at dash- Securities, a large brokerage firm in Israel, as a trading floor manager and portfolio manager of institutional funds. Mr. Arad Keshet holds a portfolio management license from the ISA and a BA in Finance from Max Stern Yezreel Valley College. Mr. Arad Keshet is a licensed portfolio manager by the ISA.

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

Committees of the Board

We currently do not maintain any committees of the Board of Directors . Given our size and the development of our business to date, we believe that the sole director can perform all of the duties and responsibilities which might be performed by a committee. We do not currently have an audit committee financial expert.

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

Name and Principal		Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total Compensation
Position (1)	Year	($)	($)(2)	($)	($)	($)	($)
Guy Nissenson	2019	12,000	10,000	-	-	-	22,000
CEO, CFO, Director	2020	55,000					55,000
	2021	37,500					37,500

(1)	No other employees’ total compensation met the threshold that would require disclosure.

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

There were no outstanding equity awards at the end of December 31, 2021.

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

Beneficial ownership is determined in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and include common stock that can be acquired within 60 days of March 29, 2021. The percentage ownership information shown in the table is based upon 3,544,242 shares of common stock outstanding as of March 28, 2022.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options and warrants held by that person that are immediately exercisable or exercisable within 60 days of March 28, 2022. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Beneficial ownership representing less than 1% is denoted with an asterisk (*). The information in the table below is based on information known to us or ascertained by us from public filings made by the stockholders. Except as otherwise indicated in the table below, addresses of the directors, executive officers and named beneficial owners are in care of the Company.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percentage of Shares Outstanding
Guy Nissenson(1)(3)	2,088,870	58.94%
Shmuel Yelshevich(2)	161,806	4.57%
Ilan Arad (2)	161,806	4.57%
Yaniv Yaar Aharon(4)	1,109,384	31.30%
All Executive Officers and Directors as a group (3 individuals)	3,360,060	94.8%

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

The following is a summary of the fees billed to the Company by Barzily for professional accounting services rendered for the year ended December 31, 2021 and 2020.

	Fiscal Year 2021	Fiscal Year 2020
Audit fees	$25,000	$50,000
Tax fees	-	-
Other fees	-	-
Total	$25,000	$50,000

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

Creations, Inc.

Date: March 31, 2022	By:	/s/ Shmuel Yelshevich
	Name:	Shmuel Yelshevich
	Title:	Interim Chief Executive Officer

