Form 10-Q
period 2022-03-31
Creations Inc
filed 2022-05-13
CIK 1795938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2022

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

As of May 12, 2022, there were 3,544,242 shares of common stock, par value $0.0001 per share, issued and outstanding.

i

CREATIONS INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2022

F-1

CREATIONS INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2022

CREATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(U.S. dollars in thousands except share data)

	March 31,	December 31,
	2022	2021
	Unaudited	Audited
ASSETS
Current assets
Cash and cash equivalents	541	503
Marketable securities	164	152
Bank deposit	21	47
Accounts receivable	103	102
Other current assets	28	28
Operating right of use assets	39	-
Total current assets	896	832

Non-current assets
Property and equipment, net	42	44
Intangible assets, net	283	309
Goodwill	636	649
Loans granted to stockholders	13	14
Operating right of use assets	-	55
Total non-current asset	974	1,071

Total assets	1,870	1,903

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	117	92
Related parties	130	120
Operating lease liability – current portion	39	55
Total current liabilities	286	267

Non-current liabilities
Deferred taxes	65	71
Total non-current liabilities	65	71

Total liabilities	351	338

Stockholders’ Equity
Common Stock of $0.0001 par value - Authorized: 100,000,000 shares at March 31, 2022 and December 31, 2021; Issued and outstanding: 3,544,242 shares at March 31, 2022 and December 31, 2021	-	-
Additional paid-in capital	3,162	3,162
Accumulated other comprehensive income	125	155
Accumulated deficit	(1,768)	(1,752)
Total stockholders’ equity	1,519	1,565

Total liabilities and stockholders’ equity	1,870	1,903

The accompanying notes are an integral part of the condensed consolidated financial statements

CREATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(U.S. dollars in thousands except share data)

	For the period of three months ended March 31,
	2022	2021
	Unaudited

Revenues	538	376
Cost of revenues	(304)	(257)
Gross profit	234	119

Operating expenses:
Marketing expenses	(58)	(37)
General and administrative expenses (related parties of $125 and $73)	(211)	(229)

Operating loss	(35)	(147)

Other income – capital gain from marketable securities	14	-
Financial income, net	1	-
Income (loss) before income tax benefit	(20)	(147)

Income tax benefit	4	4

Net loss for the period	(16)	(143)
Other comprehensive expenses: Foreign currency translation adjustments	(30)	(46)
Comprehensive loss	(46)	(189)

Basic and diluted net loss per share	(0.00)	(0.04)
Weighted average number of Common Stock used in computing basic and diluted loss per share	3,544,242	3,544,242

The accompanying notes are an integral part of the condensed consolidated financial statements

CREATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(U.S. dollars in thousands except share data)

	Common Stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number	Amount	Capital	income	Deficit	equity
	Unaudited

Balance as of January 1, 2021	3,544,242	-	3,162	106	(1,649)	1,619

Other comprehensive loss	-	-	-	(46)	-	(46)
Net loss for the period	-	-	-	-	(143)	(143)
Balance as of March 31, 2021	3,544,242	-	3,162	60	(1,792)	1,430

	Common Stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number	Amount	Capital	Income	Deficit	equity
	Unaudited

Balance as of January 1, 2022	3,544,242	-	3,162	155	(1,752)	1,565

Other comprehensive loss	-	-	-	(30)	-	(30)
Net loss for the period	-	-	-	-	(16)	(16)
Balance as of March 31, 2022	3,544,242	-	3,162	125	(1,768)	1,519

The accompanying notes are an integral part of the condensed consolidated financial statements

CREATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	For the period of three months ended March 31,
	2022	2021
	Unaudited
Cash flows from operating activities:
Net loss	(16)	(143)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	19	20
Amortization of operating right of use asset	16	14
Other income – capital gain from marketable securities	(14)	-
Deferred taxes	(4)	(4)
Changes in operating assets and liabilities:
Accounts receivable	(1)	(24)
Other current assets	(3)	(21)
Accounts payable	2	79
Operating right of use liability	(16)	(14)
Related parties	35	-
Net cash provided by (used in) operating activities	18	(93)

Cash flows from investing activities:
Maturity of (investment in) bank deposit	26	(2)
Purchase of property and equipment	-	(3)
Net cash provided by (used in) investing activities	26	(5)

Foreign currency translation adjustments on cash and cash equivalents	(6)	(9)

Change in cash and cash equivalents	38	(107)
Cash and cash equivalents at beginning of period	503	625
Cash and cash equivalents at end of the period	541	518

CREATIONS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands)

NOTE 1 - GENERAL

A.	Creations Inc. (hereinafter: the “Company”) was established as a private company under the laws of the State of Delaware on May 13, 2019. The Company’s core business is providing investment services for Israeli mutual funds. It operates as a portfolio manager through its wholly-owned subsidiaries.

The Company has three wholly owned subsidiaries. Ocean Yetsira Ltd. (previously called Yestsira Holdings Ltd. (until April 28, 2021)) (hereinafter: “Ocean Yetsira”) which was established as a private Israeli corporation in December 2017, Yetsira Investment House Ltd. (hereinafter: “Yetsira”) which was established as a private Israeli corporation in November 2016 and Ocean Partners Y.O.D.M (hereinafter: “Ocean”) following its acquisition.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

The interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). for interim financial information and with Rule 8-03 of Regulation S-X. The interim financial statements do not include a full disclosure as required in annual financial statements and should be read with the annual financial statements of the Company as of December 31, 2021 2021 from which the accompanying condensed consolidated statement of financial position dated was derived. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operation results for the three months ended March 31, 2022, are not necessary indicative of the results that may be expected for the year ending December 31, 2022. The accounting policies implemented in the interim financial statements is consistent with the accounting policies implemented in the annual financial statements as of December 31, 2021, except of the following accounting pronouncement adopted by the company.

Recently Issued Accounting Pronouncements, not yet adopted

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), which is intended to address issues identified as a result of the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. For convertible instruments, ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stocks, and enhances information transparency by making targeted improvements to the disclosures for convertible instruments and earnings-per-share guidance on the basis of feedback from financial statement users. ASU 2020-06 is effective for fiscal years, and interim periods in those fiscal years, beginning after December 15, 2023 (effective January 1, 2024) for smaller reporting companies. The Company is determining the adoption of this new accounting guidance and the effect on its consolidated financial statements throughout the period until implementation.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326)” (“ASU 2016-13”), which significantly changes how entities will account for credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 replaces the existing incurred loss model with an expected credit loss model that requires entities to estimate an expected lifetime credit loss on most financial assets and certain other instruments. Under ASU 2016-13 credit impairment is recognized as an allowance for credit losses, rather than as a direct write-down of the amortized cost basis of a financial asset. The impairment allowance is a valuation account deducted from the amortized cost basis of financial assets to present the net amount expected to be collected on the financial asset. Once the new pronouncement is adopted by the Company, the allowance for credit losses must be adjusted for management’s current estimate at each reporting date. The new guidance provides no threshold for recognition of impairment allowance. Therefore, entities must also measure expected credit losses on assets that have a low risk of loss. For instance, trade receivables that are either current or not yet due may not require an allowance reserve under currently generally accepted accounting principles, but under the new standard, the Company will have to estimate an allowance for expected credit losses on trade receivables under ASU 2016-13. ASU 2016-13 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2022, for smaller reporting companies. Early adoption is permitted. The Company is currently assessing the impact ASU 2016-13 will have on its consolidated financial statements.

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

	March 31,	March 31,
	2022	2021
Official exchange rate of NIS 1 to US dollar	0.315	0.299
Exchange rate change in the quarter	(2.1)%	(3.6)%

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

E. Intangible assets

Intangible assets consist of existing customer relationships from the acquisition of Ocean in August and September 2020 for the cost amount of $364. The Company accounts for intangible assets at their historical cost and records amortization utilizing the straight-line method based upon their estimated useful lives. The estimated useful life of customer relationships was determined internally by the management at 5.25-years period. Amortization expense in the three months ended March 31, 2022 and 2021 amounted to $17 thousand. Impairments, if any, are based on excess of the carrying amount over the fair value of the asset. There was no impairment charge for the three months ended March 31, 2022 and 2021.

F. Goodwill

Goodwill represents the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. The goodwill amount of $636 on March 31, 2022 and $649 on December 31, 2021 relates to the acquisition of Ocean. The difference of the amounts for these dates is due to foreign currency adjustments only.

Goodwill is not amortized, but is tested at least annually for impairment, or if circumstances occur that more likely than not reduce the fair value of the reporting unit below its carrying amount.

The Company has determined that there has been no impairment of goodwill as of both March 31, 2022 and December 31, 2021.

CREATIONS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands)

NOTE 3 - RELATED PARTIES BALANCES AND TRANSACTIONS

A.	Balances with related parties

	March 31,	December 31,
	2022	2021

Assets:
Loans granted to stockholders	$13	$14

Liabilities:
Management fee payable to related parties	$161	$120

B.	Transactions with related parties

	Three months ended March 31,
	2022		2021

Income:
Interest income in respect to loans granted to stockholders	$-	*	$-	*

Expenses:
Management fee	$125		$73

*	Less than $1 thousand.

NOTE 4 - MATERIAL EVENTS AFTER THE BALANCE SHEET DATE

On April 17, 2022, the board of directors approved a resolution as to matters of ongoing conduct such as signatory rights, voting etc. In addition, compensation of officers was updated. Also, non-commital guidelines for future transactions regarding sale of main activity to related parties and sale of holdings by those parties were discussed, these guidelines are pursuant to completion of legal structuring, compliance issues and more.

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

Organizational History

Creations, Inc. was incorporated in May 2019. On July 1, 2019, Creations, Inc, acquired a 100% interest in Ocean-Yetsira Ltd (.former- Yetsira Holdings Ltd) through a share swap agreement. Ocean Yetsira is an Israeli Corporation incorporated in December 2017 which in turn owns 100% of Yetsira Investment House (“Yetsira”), which was incorporated in November 2016.

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

On April 17, 2022, the board of directors approved a resolution as to matters of ongoing conduct such as signatory rights, voting etc. In addition, compensation of officers was updated. Also, non-committal guidelines for future transactions regarding sale of main activity to related parties and sale of holdings by those parties were discussed, these guidelines are pursuant to completion of legal structuring, compliance issues and more.

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

Through our wholly owned subsidiary, Ocean, we operate as a portfolio manager, licensed by the Israel Securities Authority (“ISA”). Ocean currently offers and manages nine mutual funds branded as Ocean-Yetsira funds, and 99 private portfolios with approximately $297M in assets, currently under management (“AUM”).

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

On May 2021, the name of Yetsira Holdings Ltd was changed to Ocean Yetsira Ltd.

Recently Issued Accounting Pronouncements

Management reviewed currently issued pronouncements during the three month ended March 31, 2022, and does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

Results of Operations for the Three Month Ended March 31, 2022 compared to Three Month Ended March 31, 2021. (In Thousands)

Revenue

For the three month ended March 31, 2022 and 2021, the Company generated revenues in the amount of $538 and $376 respectively. The increase was attributable to an increase in our AUM.

Assets Under Management and Investment Performance

The following table reflects the changes in our AUM for the three month ended March 31, 2022 and 2021.

(In millions)

	For the three month ended march 31, 2022	For the three month ended march 31, 2021
Beginning Balance	$282.72	$174.5
Gross inflows/ outflows, net	16.01	22.73
Market appreciation (depreciation)(1)	(2.07)	11.79
Additional AUM from acquisitions	-

End Balance	$296.66	$209.02

(1)	Market appreciation (depreciation) includes investment gains (losses) on assets under management, the impact of foreign exchange rates and net reinvested dividends.

Our total AUM increased by $13.94 million during the three month ended March 31, 2022, from $282.72 million as of December 31, 2021 to $296.66 million as of March 31, 2022, or a 4.93% increase on our total AUM. The increase was a result of net AUM inflows of $16.01 million, market depreciation of $2.07 million.

Cost of Revenues

For the three month ended March 31, 2022 and 2021, cost of revenues was $304 and $257, respectively. The increase in these expenses was mainly attributable to an increase in the AUM.

Marketing Expenses

For the three month ended march 31, 2022, our marketing expenses were $58 compared to $37 for the prior-year period. The increase in these expenses was mainly attributable to a management decision to accelerate marketing efforts.

General and Administrative Expenses

For the three month ended March 31, 2022, our general and administrative expenses were $211, compared to $229 for the period ended march 31, 2021, an approximate 7.86% decrease. These expenses are mainly attributed to service and professional fees, payments to the management and employees as shown in the table below.

The following table provides a year-over-year breakout of the material components of our general and administrative expenses:

	For the three month ended March 31, 2022 (in thousands)		For the three month ended March 31, 2021 (in thousands)
Components of G&A Expenses:	$		$
Wages		8		49
Travel and vehicle expenses		4		4
Communication and office expenses		20		19
Services and professional fees		156		127
Office rent		16		14
Other expenses		7		16
Total G&A expenses		$211		$229

The changes in General and Administrative Expenses is primarily due to the following event:

●	Expenses that emerged from the merger in 2020 between Ocean and Yetsira was reduced, and a moderate increase in expanses is attributed to a gradual increase in the company growing operations and increased AUM.

Net Loss

The Company realized a net loss of $16 for the three month ended March 31, 2022, compared to a net loss of $143 for the three month ended 31, 2021. The decrease in net loss attributed to increased revenue following the grows of our AUM.

After taking into account foreign currency translation adjustments, which resulted in other comprehensive expense of $30 and expense of $46 for the three month ended march 31, 2022 and 2021, respectively, the Company realized a net loss after other comprehensive expenses of $46 and $189 for the three month ended March 31, 2022 and 2021, respectively.

Liquidity and capital resources

As of March 31, 2022, the Company had cash in the amount of $541compared to cash in the amount of $503 as of December 31, 2021.

Stockholders’ equity as of March 31, 2021 was $1,519, as compared to stockholders’ equity of $1,565 as of December 31, 2021.

The Company’s accumulated deficit was $1,768 and $1,752 at March 31, 2022 and December 31, 2020, respectively.

Liquidity and capital resources

The Company’s operating activities resulted in net cash provided of $18 for the three month ended march 31, 2022, compared to net cash used of $93 for the three month ended march 31, 2021. The decrease in net cash used was mainly attributable to an increase of revenue, due to increase in AUM.

The Company’s investing activities net cash provided of $26 for the three month ended March 31, 2022, compared to $5 investing activities used for the year three month ended march 31, 2021.

The Company’s financing activities did not provide cash during the three month ended March 31, 2022, and the three month ended march 2021. No loans were received or provided during the three month ending March 31, 2022.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the fiscal quarter ended March 31, 2022 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the quarter ended March 31, 2022, the Company did not issue any unregistered securities.

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

May 13, 2022	CREATIONS, INC.

/s/ Shmuel Yelsevich
Shmuel Yelshevich
Interim Chief Executive Officer, Chief Financial Officer, President, Treasurer, and Secretary

