Form 10-Q
period 2022-06-30
Creations Inc
filed 2022-08-15
CIK 1795938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2022

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

As of August 12, 2022, there were 3,544,242 shares of common stock, par value $0.0001 per share, issued and outstanding.

i

CREATIONS INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2022

CREATIONS INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2022

CREATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(U.S. dollars in thousands except share data)

	June 30,	December 31,
	2022	2021
	Unaudited
ASSETS
Current assets
Cash and cash equivalents	404	503
Marketable securities	207	152
Bank deposit	19	47
Accounts receivable	101	102
Other current assets	35	28
Total current assets	766	832

Non-current assets
Property and equipment, net	39	44
Intangible assets, net	240	309
Goodwill	577	649
Loans granted to stockholders	13	14
Operating right of use assets	22	55
Total non-current asset	891	1,071

Total assets	1,657	1,903

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	56	92
Related parties	124	120
Operating lease liability – current portion	-	55
Total current liabilities	180	267

Non-current liabilities
Operating lease liability	22	-
Deferred taxes	55	71
Total non-current liabilities	77	71

Total liabilities	257	338

Stockholders’ Equity
Common Stock of $0.0001 par value - Authorized: 100,000,000 shares at June 30, 2022 and December 31, 2021; Issued and outstanding: 3,544,242 shares at June 30, 2022 and December 31, 2021	-	-
Additional paid-in capital	3,162	3,162
Accumulated other comprehensive income (loss)	(9)	155
Accumulated deficit	(1,753)	(1,752)
Total stockholders’ equity	1,400	1,565

Total liabilities and stockholders’ equity	1,657	1,903

The accompanying notes are an integral part of the condensed consolidated financial statements

CREATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(U.S. dollars in thousands except share data)

	For the period of three months ended June 30,		For the period of six months ended June 30,
	2022	2021	2022	2021
	Unaudited		Unaudited

Revenues	585	515	1,123	891
Cost of revenues	(309)	(287)	(613)	(544)
Gross profit	276	228	510	347

Operating expenses:
Marketing expenses	(68)	(84)	(126)	(121)
General and administrative expenses (related parties $80, $153, $205 and $226)	(174)	(221)	(385)	(450)

Operating income (loss)	34	(77)	(1)	(224)

Other loss from marketable securities	(23)	-	(9)	-
Financial income, net	2	3	3	3
Income (loss) before taxes on income	13	(74)	(7)	(221)

Income tax benefit	2	4	6	8

Net income (loss) for the period	15	(70)	(1)	(213)
Other comprehensive income (loss): Foreign currency translation adjustments	(134)	31	(164)	(15)
Comprehensive loss	(119)	(39)	(165)	(228)

Basic and diluted net loss per share	(0.00)	(0.02)	(0.00)	(0.06)
Weighted average number of Common Stock used in computing basic and diluted loss per share	3,544,242	3,544,242	3,544,242	3,544,242

The accompanying notes are an integral part of the condensed consolidated financial statements

CREATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(U.S. dollars in thousands except share data)

	Common Stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number Amount		Capital	Income	Deficit	equity
	Unaudited

Balance as of January 1, 2021	3,544,242	-	3,162	106	(1,649)	1,619

Other comprehensive loss	-	-	-	(15)	-	(15)
Net loss for the period	-	-	-	-	(213)	(213)
Balance as of June 30, 2021	3,544,242	-	3,162	91	(1,862)	1,391

	Common Stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number Amount		Capital	Income (loss)	Deficit	equity
	Unaudited

Balance as of January 1, 2022	3,544,242	-	3,162	155	(1,752)	1,565

Other comprehensive loss	-	-	-	(164)	-	(164)
Net loss for the period	-	-	-	-	(1)	(1)
Balance as of June 30, 2022	3,544,242	-	3,162	(9)	(1,753)	1,400

The accompanying notes are an integral part of the condensed consolidated financial statements

CREATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	For the period of six months ended June 30,
	2022	2021
	Unaudited
Cash flows from operating activities:
Net loss	(1)	(213)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	38	37
Amortization of operating right of use asset	33	29
Other income – capital gain from marketable securities	9	-
Deferred taxes	(6)	(8)
Changes in operating assets and liabilities:
Accounts receivable	(8)	(52)
Other current assets	(13)	10
Accounts payable	(50)	121
Operating right of use liability	(33)	(29)
Related parties	40	-
Net cash provided by (used in) operating activities	9	(105)
Cash flows from investing activities:
Maturity of (investment in) bank deposit	26	(12)
Investment in marketable securities	(87)	(85)
Purchase of property and equipment	(3)	(3)
Net cash provided by (used in) investing activities	(64)	(100)

Foreign currency translation adjustments on cash and cash equivalents	(44)	(2)

Change in cash and cash equivalents	(99)	(207)
Cash and cash equivalents at beginning of the period	503	625
Cash and cash equivalents at end of the period	404	418

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

The interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with Rule 8-03 of Regulation S-X. The interim financial statements do not include a full disclosure as required in annual financial statements and should be read with the annual financial statements of the Company as of December 31, 2021 from which the accompanying condensed consolidated statement of financial position dated was derived. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six and three months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The accounting policies implemented in the interim financial statements is consistent with the accounting policies implemented in the annual financial statements as of December 31, 2021, except of the following accounting pronouncement adopted by the Company.

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

	June 30,	June 30,
	2022	2021
Official exchange rate of NIS 1 to US dollar	0.286	0.307
Exchange rate change in the period	(11.1)%	(1.4)%

CREATIONS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands)

D.	Revenue recognition

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

Intangible assets consist of existing customer relationships from the acquisition of Ocean in August and September 2020 for the cost amount of $364. The Company accounts for intangible assets at their historical cost and records amortization utilizing the straight-line method based upon their estimated useful lives. The estimated useful life of customer relationships was determined internally by the management at 5.25-years period. Amortization expenses for both of the three months ended June 30, 2022 and 2021 amounted to $18 thousand. Amortization expense for both of the six months ended June 30, 2022 and June 30, 2021 amounted to $35 thousand. Impairments, if any, are based on excess of the carrying amount over the fair value of the asset. There was no impairment charge for the June 30, 2022 and December 31, 2021.

F.	Goodwill

Goodwill represents the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. The goodwill amount of $577 on June 30, 2022 and $649 on December 31, 2021 relates to the acquisition of Ocean. The difference of the amounts for these dates is due to foreign currency adjustments only.

Goodwill is not amortized, but is tested at least annually for impairment, or if circumstances occur that more likely than not reduce the fair value of the reporting unit below its carrying amount.

The Company has determined that there has been no impairment of goodwill as of both June 30, 2022 and December 31, 2021.

G.	Earnings (Loss) per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing the net income (loss) applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the period.

For purposes of calculating diluted earnings per common share, the denominator includes both the weighted-average number of shares of common stock outstanding during the period and the number of common stock equivalents if the inclusion of such common stock equivalents is dilutive. There were no dilutive securities for any periods presented.

CREATIONS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands)

NOTE 3 - RELATED PARTIES BALANCES AND TRANSACTIONS

A.	Balances with related parties

	June 30,	December 31,
	2022	2021

Assets:
Loans granted to stockholders	$13	$14

Liabilities:
Management fee payable to related parties	$94	$120

B.	Transactions with related parties

	Three months ended June 30,
	2022		2021

Income:
Interest income in respect to loans granted to stockholders	$-	*	$-	*

Expenses:
Management fee	$80		$153

	Six months ended June 30,
	2022		2021

Income:
Interest income in respect to loans granted to stockholders	$-	*	$-	*

Expenses:
Management fee	$205		$226	**

*	Less than $1 thousand.
**	Includes $43 thousand related to 2020.

NOTE 4 - MATERIAL EVENTS DURING THE REPORTED PERIOD

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

Organizational History

Creations, Inc. was incorporated in May 2019. On July 1, 2019, Creations, Inc, acquired a 100% interest in Ocean-Yetsira Ltd (former- Yetsira Holdings Ltd), through a share swap agreement. Ocean Yetsira is an Israeli Corporation incorporated in December 2017 which in turn owns 100% of Yetsira Investment House (“Yetsira”), which was incorporated in November 2016.

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

Through our wholly owned subsidiary, Ocean, we operate as a portfolio manager, licensed by the Israel Securities Authority (“ISA”). Ocean currently offers and manages nine mutual funds branded as Ocean-Yetsira funds, and 103 private portfolios with approximately $304M in assets, currently under management (“AUM”).

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

Recently Issued Accounting Pronouncements

Management reviewed currently issued pronouncements during the Six month ended June 30, 2022, and does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

Results of Operations for the Six Month Ended June 30, 2022, compared to Six Month Ended June 30, 2021. (In Thousands)

Revenue

For the Six month ended June 30, 2022, and 2021, the Company generated revenues in the amount of $1,123 and $891 respectively. The increase was attributable to an increase in our AUM.

Assets Under Management and Investment Performance

The following table reflects the changes in our AUM for the Six month ended June 30, 2022, and 2021.

(In millions)

	For the Six month ended June 30, 2022	For the Six month ended June 30, 2021
Beginning Balance	$282.7	$174.5
Gross inflows/ outflows, net	66.7	71
Market appreciation (depreciation)(1)	(45)	27.6
Additional AUM from acquisitions	-

End Balance	$304.4	$273.1

(1)	Market appreciation (depreciation) includes investment gains (losses) on assets under management, the impact of foreign exchange rates and net reinvested dividends.

Our total AUM increased by $21.7 million during the Six month ended June 30, 2022, from $282.7 million as of December 31, 2021, to $304.4 million as of June 30, 2022, or a 7.67% increase on our total AUM. The increase was a result of net AUM inflows of $66.7 million, market depreciation of $45 million.

Cost of Revenues

For the Six month ended June 30, 2022, and 2021, cost of revenues was $613 and $544, respectively. The increase in these expenses was mainly attributable to an increase in the AUM.

Marketing Expenses

For the Six month ended June 30, 2022, our marketing expenses were $126 compared to $121 for the prior-year period.

General and Administrative Expenses

For the Six month ended June 30, 2022, our general and administrative expenses were $385, compared to $450 for the period ended June 30, 2021, an approximate 14.44% decrease. These expenses are mainly attributed to service and professional fees, payments to the management and employees as shown in the table below.

The following table provides a year-over-year breakout of the material components of our general and administrative expenses:

	For the Six month ended June 30, 2022 (in thousands)		For the Six month ended June 30, 2021 (in thousands)
Components of G&A Expenses:	$		$
Wages		16		38
Travel and vehicle expenses		8		7
Communication and office expenses		34		47
Services and professional fees		278		270
Office rent		29		29
Other expenses		20		59
Total G&A expenses		$385		$450

The changes in General and Administrative Expenses are primarily due to the following event:

●	Expenses that emerged from the merger in 2020 between Ocean and Yetsira was reduced, and a moderate increase in expanses is attributed to a gradual increase in the company growing operations and increased AUM.

Net Loss

The Company realized a net loss of $1 for the Six month ended June 30, 2022, compared to a net loss of $213 for the Six month ended June 30, 2021. The decrease in net loss attributed to increased revenue following the grows of our AUM.

After taking into account foreign currency translation adjustments, which resulted in other comprehensive expense of $164 and expense of $15 for the Six month ended June 30, 2022, and 2021, respectively, the Company realized a net loss after other comprehensive expenses of $165 and $228 for the six month ended June 30, 2022 and 2021, respectively.

Liquidity and capital resources

As of June 30, 2022, the Company had cash in the amount of $404 compared to cash in the amount of $503 as of December 31, 2021.

Stockholders’ equity as of June 30, 2022, was $1,400, as compared to stockholders’ equity of $1,565 as of December 31, 2021.

The Company’s accumulated deficit was $1,753 and $1,752 on June 30, 2022, and December 31, 2020, respectively.

The Company’s operating activities resulted in net cash provided of $9 for the Six month ended June 30, 2022, compared to net cash used of $105 for the Six month ended June 30, 2021. The decrease in net cash used was mainly attributable to an increase of revenue, due to increase in AUM.

The Company’s investing activities net cash used of $64 for the Six month ended June 30, 2022, compared to $100 investing activities provided for the Six month ended June 30, 2021.

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

During the quarter ended June 30, 2022, the Company did not issue any unregistered securities.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

31.1	Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.*
32.1	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.*
101.PRE	Inline XBRL Extension Presentation Linkbase.*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 15, 2022	CREATIONS, INC.

/s/ Shmuel Yelsevich
Shmuel Yelshevich
Interim Chief Executive Officer, Chief Financial Officer, President, Treasurer, and Secretary

