Form 10-Q
period 2022-09-30
Creations Inc
filed 2022-11-21
CIK 1795938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2022

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

Yes ☐ No ☒

As of November 21, 2022, there were 3,544,242 shares of common stock, par value $0.0001 per share, issued and outstanding.

i

CREATIONS INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2022

CREATIONS INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2022

CREATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(U.S. dollars in thousands except share data)

	September 30,	December 31,
	2022	2021
	Unaudited
ASSETS
Current assets
Cash and cash equivalents	487	503
Marketable securities	169	152
Bank deposit	18	47
Accounts receivable	104	102
Other current assets	41	28
Total current assets	819	832

Non-current assets
Property and equipment, net	37	44
Intangible assets, net	220	309
Goodwill	570	649
Loans granted to stockholders	12	14
Operating right of use assets	9	55
Total non-current asset	848	1,071

Total assets	1,667	1,903

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	57	92
Related parties	108	120
Operating lease liability – current portion	9	55
Total current liabilities	174	267

Non-current liabilities
Deferred taxes	51	71
Total non-current liabilities	51	71

Total liabilities	225	338

Stockholders’ Equity
Common Stock of $0.0001 par value - Authorized: 100,000,000 shares at September 30, 2022 and December 31, 2021; Issued and outstanding: 3,544,242 shares at September 30, 2022 and December 31, 2021	-	-
Additional paid-in capital	3,162	3,162
Accumulated other comprehensive income (loss)	(28)	155
Accumulated deficit	(1,692)	(1,752)
Total stockholders’ equity	1,442	1,565

Total liabilities and stockholders’ equity	1,667	1,903

The accompanying notes are an integral part of the condensed consolidated financial statements

CREATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(U.S. dollars in thousands except share data)

	For the period of three months ended September 30,		For the period of nine months ended September 30,

	2022	2021	2022	2021
	Unaudited		Unaudited

Revenues	627	564	1,750	1,455
Cost of revenues	(351)	(305)	(964)	(849)
Gross profit	276	259	786	606

Operating expenses:
Marketing expenses	(47)	(38)	(173)	(159)
General and administrative expenses (related parties $79, $78, $284 and $304)	(148)	(161)	(533)	(611)

Operating income (loss)	81	60	80	(164)

Other loss from marketable securities	(21)	-	(30)	-
Financial income (expenses), net	(2)	(1)	1	2
Income (loss) before taxes on income	58	59	51	(162)

Income tax benefit	3	5	9	13

Net income (loss) for the period	61	64	60	(149)
Other comprehensive income (loss): Foreign currency translation adjustments	(19)	11	(183)	(4)
Comprehensive income (loss)	42	75	(123)	(153)

Basic and diluted net income (loss) per share	0.02	0.02	0.02	(0.04)

Weighted average number of Common Stock used in computing basic and diluted loss per share	3,544,242	3,544,242	3,544,242	3,544,242

The accompanying notes are an integral part of the condensed consolidated financial statements

CREATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(U.S. dollars in thousands except share data)

	Common Stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number	Amount	Capital	Income	Deficit	equity
	Unaudited

Balance as of July 1, 2021	3,544,242	-	3,162	91	(1,862)	1,391

Foreign currency translation adjustments	-	-	-	11	-	11
Net income for the period	-	-	-	-	64	64
Balance as of September 30, 2021	3,544,242	-	3,162	102	(1,798)	1,466

	Common Stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number	Amount	Capital	Income (loss)	Deficit	equity
	Unaudited

Balance as of July 1, 2022	3,544,242	-	3,162	(9)	(1,753)	1,400

Foreign currency translation adjustments	-	-	-	(19)	-	(19)
Net income for the period	-	-	-	-	61	61
Balance as of September 30, 2022	3,544,242	-	3,162	(28)	(1,692)	1,442

	Common Stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number	Amount	Capital	Income	Deficit	equity
	Unaudited

Balance as of January 1, 2021	3,544,242	-	3,162	106	(1,649)	1,619

Foreign currency translation adjustments	-	-	-	(4)	-	(4)
Net loss for the period	-	-	-	-	(149)	(149)
Balance as of September 30, 2021	3,544,242	-	3,162	102	(1,798)	1,466

	Common Stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number	Amount	Capital	Income (loss)	Deficit	equity
	Unaudited

Balance as of January 1, 2022	3,544,242	-	3,162	155	(1,752)	1,565

Foreign currency translation adjustments	-	-	-	(183)	-	(183)
Net income for the period	-	-	-	-	60	60
Balance as of September 30, 2022	3,544,242	-	3,162	(28)	(1,692)	1,442

The accompanying notes are an integral part of the condensed consolidated financial statements

CREATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	For the period of nine months ended September 30,
	2022	2021
	Unaudited
Cash flows from operating activities:
Net income (loss)	60	(149)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	57	55
Amortization of operating right of use asset	46	42
Other loss (income) – capital gain from marketable securities	30	(2)
Deferred taxes	(9)	(12)
Changes in operating assets and liabilities:
Accounts receivable	(11)	(66)
Other current assets	(21)	32
Accounts payable	(25)	70
Operating right of use liability	(46)	(42)
Related parties	4	-
Net cash provided by (used in) operating activities	85	(72)
Cash flows from investing activities:
Maturity of (investment in) bank deposit	26	(12)
Investment in marketable securities, net	(69)	(85)
Purchase of property and equipment	(3)	(4)
Net cash used in investing activities	(46)	(101)

Foreign currency translation adjustments on cash and cash equivalents	(55)	-

Change in cash and cash equivalents	(16)	(173)
Cash and cash equivalents at beginning of the period	503	625
Cash and cash equivalents at end of the period	487	452

The accompanying notes are an integral part of the condensed consolidated financial statements

CREATIONS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands)

NOTE 1- GENERAL

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

CREATIONS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands)

NOTE 1- GENERAL (CONT.)

Ocean Yetsira consummated the aforesaid acquisition on September 28, 2020 (the “Closing Date”). The financial position and results of operation relating to periods following the Closing Date include the financial position and results of operations of Ocean.

C.	On August 31, 2020, the Company’s registration statement on Form S-1 was declared effective by the U.S. Securities and Exchange Commission. As at the date of filing this report, the Company’s shares have not begun to be quoted on the OTCQB.

D.	The figures in the financial statements are stated in U.S. Dollars in thousands unless otherwise mentioned.

NOTE 2- SIGNIFICANT ACCOUNTING POLICIES

The interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with Rule 8-03 of Regulation S-X. The interim financial statements do not include a full disclosure as required in annual financial statements and should be read with the annual financial statements of the Company as of December 31, 2021 from which the accompanying condensed consolidated statement of financial position dated was derived. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine and three months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The accounting policies implemented in the interim financial statements is consistent with the accounting policies implemented in the annual financial statements as of December 31, 2021, except of the following accounting pronouncement adopted by the Company.

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

(U.S. dollars in thousands)

NOTE 2- SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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

	September 30,	September 30,
	2022	2021
Official exchange rate of NIS 1 to US dollar	0.282	0.310
Exchange rate change in the period	(12.2)%	(0.4)%

CREATIONS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands)

NOTE 2- SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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

Intangible assets consist of existing customer relationships from the acquisition of Ocean in August and September 2020 for the cost amount of $364. The Company accounts for intangible assets at their historical cost and records amortization utilizing the straight-line method based upon their estimated useful lives. The estimated useful life of customer relationships was determined internally by the management at 5.25-years period. Amortization expenses for both of the three months ended September 30, 2022 and 2021 amounted to $19 thousand and $17 thousand, respectively. Amortization expenses for the nine months ended September 30, 2022 and 2021 amounted to $54 thousand and $52, respectively. Impairments, if any, are based on excess of the carrying amount over the fair value of the asset. There was no impairment charge in September 30, 2022 and December 31, 2021.

F.	Goodwill

Goodwill represents the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. The goodwill amount of $570 on September 30, 2022 and $649 on December 31, 2021 relates to the acquisition of Ocean. The difference of the amounts for these dates is due to foreign currency adjustments only.

Goodwill is not amortized, but is tested at least annually for impairment, or if circumstances occur that more likely than not reduce the fair value of the reporting unit below its carrying amount.

The Company has determined that there has been no impairment of goodwill as of both September 30, 2022 and December 31, 2021.

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

CREATIONS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands)

NOTE 3 - RELATED PARTIES BALANCES AND TRANSACTIONS

A.	Balances with related parties

	September 30,	December 31,
	2022	2021

Assets:
Loans granted to stockholders	$12	$14

Liabilities:
Management fee payable to related parties	$108	$120

B.	Transactions with related parties

	Three months ended September 30,
	2022		2021

Income:
Interest income in respect to loans granted to stockholders	$-	*	$-	*

Expenses:
Management fee	$79		$78

	Nine months ended September 30,
	2022		2021

Income:
Interest income in respect to loans granted to stockholders	$-	*	$-	*

Expenses:
Management fee	$284		$304	**

*	Less than $1 thousand.
**	Includes $43 thousand related to 2020.

NOTE 4- MATERIAL EVENTS DURING AND AFTER THE REPORTED PERIOD

A.

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

B.

The Company is in the process of finalizing an agreement between itself and a group of buyers (led by Yaniv Aharon director and shareholder in Creations Inc.) to sell all of the capital stock in its subsidiary Ocean Yetsira Ltd in exchange for 4.227M ILS and the repurchase of all shares of the Company owned by the Buyers. Following the sale of Ocean Yetsira, the Company is reviewing several alternatives to maximize shareholders return. Including selling the Company to a new buyer in order to place a new business in the Company or other alternative that will result in distribution of the proceeds received to the shareholders of the Company.

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

Organizational History

Creations, Inc. was incorporated in May 2019. On July 1, 2019, Creations, Inc., acquired a 100% interest in Ocean-Yetsira Ltd (formerly Yetsira Holdings Ltd), through a share swap agreement. Ocean Yetsira is an Israeli Corporation incorporated in December 2017, which in turn owns 100% of Yetsira Investment House (“Yetsira”), which was incorporated in November 2016.

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

The Company is in the process of finalizing an agreement between itself and a group of buyers (led by Yaniv Aharon director and shareholder in Creations Inc.) to sell all of the capital stock in its subsidiary Ocean Yetsira Ltd in exchange for 4.227M ILS and the repurchase of all shares of the Company owned by the Buyers. Following the sale of Ocean Yetsira, the Company is reviewing several alternatives to maximize shareholders return. Including, selling the Company to a new buyer in order to place a new business in the Company or other alternative that will result in distribution of the proceeds received to the shareholders of the Company.

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

Through our wholly owned subsidiary, Ocean, we operate as a portfolio manager, licensed by the Israel Securities Authority (“ISA”). Ocean currently offers and manages nine mutual funds branded as Ocean-Yetsira funds, and 107 private portfolios with approximately $284M in assets, currently under management (“AUM”).

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

Recently Issued Accounting Pronouncements

Management reviewed currently issued pronouncements during the nine months ended September 30, 2022, and does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

Results of Operations for the Nine Months Ended September 30, 2022 compared to Nine Months Ended September 30, 2021 (In Thousands)

Revenue

For the nine months ended September 30, 2022, and 2021, the Company generated revenues in the amount of $1,750 and $1,455 respectively. The increase was attributable to an increase in our AUM.

Assets Under Management and Investment Performance

The following table reflects the changes in our AUM for the nine months ended September 30, 2022 and 2021.

(In millions)

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Beginning Balance	$282.70	$174.50
Gross inflows/ outflows, net	122.15	62.77
Market appreciation (depreciation)(1)	(120.16)	28.44
Additional AUM from acquisitions	-

End Balance	$284.69	$265.70

(1)	Market appreciation (depreciation) includes investment gains (losses) on assets under management, the impact of foreign exchange rates and net reinvested dividends.

Our total AUM increased by $1.99 million during the nine months ended September 30, 2022, from $282.7 million as of December 31, 2021 to $284.69 million as of September 30, 2022, or a 0.07% increase on our total AUM. The increase was a result of net AUM inflows of $122.15 million, market depreciation of $120.16 million.

Cost of Revenues

For the nine months ended September 30, 2022 and 2021, cost of revenues was $964 and $849, respectively. The increase in these expenses was mainly attributable to an increase in the AUM.

Marketing Expenses

For the nine months ended September 30, 2022, our marketing expenses were $173 compared to $159 for the prior-year period.

General and Administrative Expenses

For the nine months ended September 30, 2022, our general and administrative expenses were $533, compared to $611 for the period ended September 30, 2021, an approximate 12.76% decrease. These expenses are mainly attributed to service and professional fees, payments to the management and employees as shown in the table below.

The following table provides a year-over-year breakout of the material components of our general and administrative expenses:

	Nine Months Ended September 30, 2022 (in thousands)		Nine Months Ended September 30, 2021 (in thousands)
Components of G&A Expenses:	$		$
Wages		20		51
Travel and vehicle expenses		13		11
Communication and office expenses		46		62
Services and professional fees		363		365
One off expense		20		29
Office rent		43		44
Other expenses		28		49
Total G&A expenses		$533		$611

The changes in General and Administrative Expenses are primarily due to the following event:

●	Nine months ended September 30, 2021, include one-off expenses of $29 due to a VAT assessment.
●	Nine months ended September 30, 2022, includes one-off expenses of $20 due to additional attorney fees regarding future transactions sale of main activity to related parties as mentioned above.
●	Expenses that emerged from the merger in 2020 between Ocean and Yetsira was reduced, and a moderate increase in expanses is attributed to a gradual increase in the company growing operations and increased AUM.

Net Loss

The Company realized a net Income of $60 for the nine months ended September 30, 2022, compared to a net loss of $149 for the nine months ended September 30, 2021. This attributed to increased revenue following the growth of our AUM.

After taking into account foreign currency translation adjustments, which resulted in other comprehensive expense of $183 and expense of $4 for the nine months ended September 30, 2022, and 2021, respectively, the Company realized a net loss after other comprehensive expenses of $123 and $153 for the nine months ended September 30, 2022 and 2021, respectively.

Liquidity and capital resources

As of September 30, 2022, the Company had cash in the amount of $487 compared to cash in the amount of $503 as of December 31, 2021.

Stockholders’ equity as of September 30, 2022 was $1,442 as compared to stockholders’ equity of $1,565 as of December 31, 2021.

The Company’s accumulated deficit was $1,692 and $1,752 at September 30, 2022 and December 31, 2020, respectively.

Liquidity and capital resources

The Company’s operating activities resulted in net cash provided of $85 for the nine months ended September 30, 2022, compared to net cash used of $72 for the nine months ended September 30, 2021. The decrease in net cash used was mainly attributable to an increase of revenue, due to increase in AUM.

The Company’s investing activities net cash used of $46 for the nine months ended September 30, 2022, compared to $101 investing activities used for the nine months ended September 30, 2021.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the quarter ended September 30, 2022 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2022, the Company did not issue any unregistered securities.

Item 3. Defaults Upon Senior Securities.

None.

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

November 21, 2022	CREATIONS, INC.

/s/ Shmuel Yelsevich
Shmuel Yelshevich
Interim Chief Executive Officer, Chief Financial Officer, President, Treasurer, and Secretary (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

