Form 10-K
period 2022-12-31
Creations Inc
filed 2023-04-14
CIK 1795938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 001-36763

CREATIONS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	84-2054332
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification Number)

c/o Sichenzia Ross Ference LLP, 1185 Avenue of the Americas, 31st Floor, New York, NY 10036
(Address of Principal Executive Offices) (Zip Code)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

There was no market for the common stock and accordingly the aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates, computed by reference to the price at which the common stock was sold on June 30, 2022 can’t be calculated.

As of April 12, 2023, 3,544,242 shares  of the registrant’s common stock were outstanding.

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

On February 9, 2023, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) by and among Aharon Barkai & Co. Ltd. (the “Purchasers”) through its controllers Yaniv Aharon and Dan Barkai, and an agreement for the purchase of Shares and Capital Notes (the “Purchase Agreement”), whereby the Company sold all of the capital stock and capital notes of Ocean Yetsira Ltd. (“Ocean”) in exchange for the payment of an aggregate of ILS 2,061,930 (approximately $586,000) and the return of 1,254,498 shares of common stock of the Company and 1,254,498 warrants to purchase common stock owned by the Purchasers. The transactions contemplated in the Purchase Agreement and the Share Exchange Agreement are collectively referred to as the “Transaction”). Mr. Aharon is a director of the Company. The Capital Notes in the amount of ILS 2,165,800 (approximately $615,000) which are owed to the Company by Ocean will be repaid by the Purchasers at closing as well. The closing of the transaction was subject to the approval of the Court of Family Affairs to allow the Executor of the Estate of Guy Nissenson to sign upon behalf of the Estate and to approval of the Company’s stockholders. On March 20, 2023, such approval was obtained.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable to smaller reporting companies.

ITEM 2.	PROPERTIES

Not Applicable.

ITEM 3.	LEGAL PROCEEDINGS

There are no legal proceedings to which we are presently a party, and we are not aware of any legal proceedings threatened or contemplated against us.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY , RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Pink maintained by the OTC Markets Group, Inc. under the ticker symbol “CEAI”. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. There is no public trading market for our securities.

Holders

As of April 12, 2023, we have 3,544,242 shares of our common stock issued and outstanding held by [●] stockholders of record.

Dividends

The Company has not declared or paid any cash dividends on its common stock and presently intends on retaining future earnings, if any, to fund the development and growth of the business. Therefore, the Company does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The Company has not adopted an equity incentive plan.

Recent Sales of Unregistered Securities

The Company has not sold any shares of common stock or securities convertible into common stock during the last two years.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

During each month within the fourth quarter of the fiscal year ended December 31, 2022, neither we nor any “affiliated purchaser”, as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our common stock or other securities.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, may be deemed to be forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

All statements, other than statements of historical fact included in this report, regarding our strategy, intellectual property, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this report. You should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in or suggested by the forward-looking statements we make in this report are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in this report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur.

Organizational History

Creations, Inc. was incorporated in May 2019. On July 1, 2019, Creations, Inc, acquired a 100% interest in Ocean-Yetsira Ltd (. former- Yetsira Holdings Ltd) , through a share swap agreement. Ocean Yetsira is an Israeli Corporation incorporated in December 2017 which in turn owns 100% of Yetsira Investment House (“Yetsira”), which was incorporated in November 2016.

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

On February 9, 2023, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) by and among Aharon Barkai & Co. Ltd. (the “Purchasers”) through its controllers Yaniv Aharon and Dan Barkai, and an agreement for the purchase of Shares and Capital Notes (the “Purchase Agreement”), whereby the Company sold all of the capital stock and capital notes of Ocean Yetsira Ltd. (“Ocean”) in exchange for the payment of an aggregate of ILS 2,061,930 (approximately $586,000) and the return of 1,254,498 shares of common stock of the Company and 1,254,498 warrants to purchase common stock owned by the Purchasers. The transactions contemplated in the Purchase Agreement and the Share Exchange Agreement are collectively referred to as the “Transaction”). Mr. Aharon is a director of the Company. The Capital Notes in the amount of ILS 2,165,800 (approximately $615,000) which are owed to the Company by Ocean will be repaid by the Purchasers at closing as well. The closing of the transaction was subject to the approval of the Court of Family Affairs to allow the Executor of the Estate of Guy Nissenson to sign upon behalf of the Estate and to approval of the Company’s stockholders. On March 20, 2023, such approval was obtained.

Recently Issued Accounting Pronouncements

Management reviewed currently issued pronouncements during the year ended December 31, 2022, and does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

Critical Accounting Estimates

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our consolidated financial statements. Management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Results of Operations for the Year Ended December 31, 2022 compared to Year Ended December 31, 2021. (In Thousands)

Following the agreement described above, the company classified its investments in Ocean Yetsira Ltd, Yetsira Investment House Ltd. and Ocean Partners Y.O.D.M Ltd. (the sold companies) as of December 31, 2022, as an assets held for sale valued at $1,378.

General and Administrative Expenses

For the year ended December 31, 2022, our general and administrative expenses were $159 from continuing operations, compared to $23 for the year ended December 31, 2021, those increase in expenses attributed to dividing mutual expenses of the sold companies and the parent company, and increase in professional fees such as attorney and CPA to accomplish the sale of the companies.

Discontinued operations

Net loss from continuing operations for the years ended on December 31, 2022, and 2021, amount to loss off $220 and $23 respectively, Income (loss) arising from the sold companies for the years ended on December 31, 2022, and 2021 is presented in the statements of operations and comprehensive as income from discontinued operations amounted to income of $194 and loss of 80, respectively.

Net Loss

The Company realized a net loss of $26 for the year ended December 31, 2022, compared to a net loss of $103 for the year ended December 31, 2021. The decrease in net loss attributed to income from discontinued operations.

After taking into account foreign currency translation adjustments, which resulted in other comprehensive loss of $179 and income of $49 for the year ended December 31, 2022, and 2021, respectively, the Company realized a net loss after other comprehensive expenses of $205 and $54 for the year ended December 31, 2022 and 2021, respectively.

Liquidity and capital resources

As of December 31, 2022, the Company had cash from continued operations in the amount of $114 compared to cash in the amount of $195 as of December 31, 2022.

Stockholders’ equity as of December 31, 2022 was $1,360, as compared to stockholders’ equity of $1,565 as of December 31, 2021.

The Company’s accumulated deficit was $1,778 and $1,752 on December 31, 2022 and December 31, 2021, respectively.

Off- Balance Sheet Arrangements

The Company currently does not have any off-balance sheet arrangements.

ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

The Results of Operations of the sold companies for the Year Ended December 31, 2022, compared to Year Ended December 31, 2021. (In Thousands)

Revenue

For the year ended December 31, 2022, and 2021, the held for sale Companies generated revenues in the amount of $2,333 and $2,030 respectively. The increase was attributable to an increase in AUM.

Assets Under Management and Investment Performance

The following table reflects the changes in AUM for the year ended December 31, 2022, and 2021.

(In millions)

	For the year ended December 31, 2022	For the year ended December 31, 2021
Beginning Balance	$282.73	$180.96
Gross inflows/ outflows, net	118.07	65.77
Market appreciation (depreciation) (1)	(83.72)	35.99

End Balance	$317.08	$282.73

(1)	Market appreciation (depreciation) includes investment gains (losses) on assets under management, the impact of foreign exchange rates and net reinvested dividends.

Total AUM increased by $34.35 million during the year ended December 31, 2022, from $282.73 million as of December 31, 2021 to $317.08 million as of December 31, 2022, or a 12.14 % increase on total AUM. The increase was a result of net AUM inflows of $118.07 million, and market depreciation of $83.72 million.

Cost of Revenues

For the year ended December 31, 2022, and 2021, cost of revenues was $1,288 and $1,186, respectively. The increase in these expenses was mainly attributable to an increase in AUM.

Marketing Expenses

For the year ended 31, 2022, marketing expenses were $208, compared to $210 for the prior-year period.

General and Administrative Expenses

For the year ended December 31, 2022, our general and administrative expenses were $618, compared to $746 for the period ended December 31, 2021, an approximate 17.1% decrease.

Net Loss

The sold Company realized a net income of $194 for the year ended December 31, 2022, compared to a net loss of $80 for the year ended December 31, 2021. This attributed to increased revenue following the grows of our AUM.

After taking into account foreign currency translation adjustments, which resulted in other comprehensive loss of $179 and income of $49 for the year ended December 31, 2022 and 2021, respectively, the Company realized a net income after other comprehensive income of $15 and loss of $31 for the year ended December 31, 2022 and 2021, respectively.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CREATIONS INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2022 and 2021

F-1

CREATIONS INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2022 and 2021

LOGO OF ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Creations Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Creations Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “Financial Statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Jerusalem, Israel

April 14, 2023

CREATIONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(U.S. dollars in thousands except share data)

	December 31,	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	114	195
Other current assets	-	9
Capital note	637	637
Assets held for sale	1,508	1,699
Total current assets	2,259	2,540

Non-current assets
Loans granted to stockholders	13	-
Total non-current asset	13	-

Total assets	2,272	2,540

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	145	2
Liabilities held for sale	767	973
Total current liabilities	912	975
Total liabilities	912	975

COMMITMENT AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common Stock of $0.0001 par value - Authorized: 100,000,000 shares at December 31, 2022 and 2021; Issued and outstanding: 3,544,242 shares at December 31, 2022 and 2021	-	-
Additional paid-in capital	3,162	3,162
Accumulated other comprehensive income	(24)	155
Accumulated deficit	(1,778)	(1,752)
Total stockholders’ equity	1,360	1,565

Total liabilities and stockholders’ equity	2,272	2,540

The accompanying notes are an integral part of the financial statements

CREATIONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(U.S. dollars in thousands except share data)

	For the year ended December 31,
	2022	2021

General and administrative expenses	(159)	(23)

Operating income (loss)	(159)	(23)

Financial income (expenses), net	13	1
Loss before income tax	(146)	(22)
Tax expenses	(74)	(1)

Net loss for the year from continuing operations	(220)	(23)
Net income (expenses) from discontinued operations, net of tax	194	(80)

Net loss for the year	(26)	(103)
Other comprehensive income (loss):
Foreign currency translation adjustments from discontinued operations	(179)	49
Comprehensive loss	(205)	(54)

Basic and diluted net loss per share	(0.01)	(0.03)

Weighted average number of Common Stock used in computing basic and diluted loss per share	3,544,242	3,544,242

The accompanying notes are an integral part of the financial statements

CREATIONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(U.S. dollars in thousands except share data)

	Common Stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number	Amount	capital	income	Deficit	equity (deficit)

Balance as of January 1, 2021	3,544,242	-	3,162	106	(1,649)	1,619

Foreign currency translation adjustments	-	-	-	49	-	49
Net loss	-	-	-	-	(103)	(103)

Balance as of December 31, 2021	3,544,242	-	3,162	155	(1,752)	1,565

Foreign currency translation adjustments	-	-	-	(179)	-	(179)
Net loss	-	-	-	-	(26)	(26)

Balance as of December 31, 2022	3,544,242	$-	$3,162	$(24)	$(1,778)	$1,360

The accompanying notes are an integral part of the financial statements

CREATIONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	December 31	December 31
	2022	2021
Cash flows from operating activities:
Net loss	(26)	(103)
Less net loss (income) from discontinued operations	(194)	80
Changes in operating assets and liabilities:
Other current assets	9	(5)
Accounts payable	143	(9)
Related parties	(13)	-
Operating cash flow from discontinued operations	196	41
Net cash provided by (used in) operating activities	115	4
Cash flows from investing activities:
Investing cash flow from discontinued operations	(206)	(137)
Net cash by (used in) investing activities	(206)	(137)

Foreign currency translation adjustments on cash and cash equivalents from discontinues operations	(42)	11

Change in cash and cash equivalents	(133)	(122)
Cash of continuing operations at the beginning of the period	195	233
Cash of discontinued operations at the beginning of the period	308	392
Cash at the end of the period	370	503
Less cash of discontinued operations at the end of the period	(256)	(308)
Cash and cash equivalents at end of year	114	195

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

See note 1c.regarding planning for sailing these regarding.

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

On February 9, 2023, after the balance sheet date, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) by and among Aharon Barkai & Co. Ltd. (the “Purchasers”) through its controllers Yaniv Aharon and Dan Barkai, and an agreement for the purchase of Shares and Capital Notes (the “Purchase Agreement”), whereby the Company sold all of the capital stock and capital notes of Ocean Yezira Ltd. (“Ocean”) in exchange for the payment of an aggregate of ILS 2,061,930 (approximately $586,000) and the return of 1,254,498 shares of common stock of the Company and 1,254,498 warrants to purchase common stock owned by the Purchasers. The transactions contemplated in the Purchase Agreement and the Share Exchange Agreement are collectively referred to as the “Transaction”). Mr. Aharon is a director of the Company. The Capital Notes in the amount of ILS 2,165,800 (approximately $615,000) which are owed to the Company by Ocean will be repaid by the Purchasers at closing as well. The closing of the transaction was subject to the approval of the Court of Family Affairs to allow the Executor of the Estate of Guy Nissenson to sign upon behalf of the Estate and to approval of the Company’s stockholders. On March 20, 2023, such approval was obtained.

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

CREATIONS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

  C. (Continued)

	December 31,	December 31,
	2022	2021
Official exchange rate of NIS 1 to US dollar	0.284	0.322

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

CREATIONS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

  F. Accounts receivable

Accounts receivable are reported at their outstanding unpaid principal balances net of an allowance for uncollectible accounts. The Company provides for allowances for uncollectible receivables based on management’s estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. The Company writes off accounts receivable against the allowance for doubtful accounts when a balance is determined to be uncollectible. At both December 31, 2022 and 2021, the Company determined that an allowance for doubtful accounts was not needed.

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

  H. Impairment of long-lived assets

Property and equipment subject to amortization are reviewed for impairment in accordance with ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets”, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the years ended December 31, 2022 and 2021, no impairment losses were recorded.

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

At both December 31, 2022 and 2021, contract assets and liabilities were $0.

  J. Fair value of financial instruments

The carrying amounts reported in the balance sheets for cash and cash equivalents, bank deposits, other current assets and accounts receivables and accounts payable approximate their fair market value based on the short-term maturity of these instruments. The Company did not have any non-financial assets or liabilities that are measured at fair value on a recurring basis as of December 31, 2022 and 2021.

  K. Marketable securities

Marketable securities represent equity investments in common stocks mutual funds. Equity investments in unconsolidated entities, other than those accounted for using the equity of accounting, are generally measured at fair value. Realized and unrealized gains and losses are included in net income.

Fair Value Measurements

The Company values its investments under the provisions of FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”), which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

The Company accounts for uncertainties in income taxes under the provisions of ASC 740-10-05 which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and certain recognition thresholds must be met before a tax position is recognized. An entity may only recognize or continue to recognize tax positions that meet a “more likely-than-not” threshold. As of December 31, 2022 and 2021, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying financial statements. The Company recognizes interest and penalties related to uncertain income tax positions in other expense.

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

The total numbers of shares related to outstanding stock warrants that have been excluded from the calculation of the diluted net loss per share due to their anti-dilutive effect was 3,544,242 and 3,544,242 for both of the years ended December 31, 2022 and 2021.

  P. Legal and other contingencies

The Company accounts for its contingent liabilities in accordance with ASC 450 “Contingencies” under which a provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. As of December 31, 2022 and 2021, the Company is not a party to any litigation that could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

Legal costs incurred in connection with loss contingencies are expensed as incurred.

  Q. Warrants

Warrants that were granted by the Company to investors through private placement transactions and to the Holdings stockholders under the Holdings Exchange are classified as a component of permanent equity since they are freestanding financial instruments that are legally detachable and separately exercisable, contingently exercisable, do not embody an obligation for the Company to repurchase its own shares, and permit the holders to receive a fixed number of shares of

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

  S. Intangible assets

Intangible assets consist of existing customer relationships from the acquisition of Oceans (see Note 3). The Company accounts for intangible assets at their historical cost and records amortization utilizing the straight-line method based upon their estimated useful lives. The estimated useful life of customer relationships was determined internally by the management at 5.25-years period. Amortization expense in 2022 and 2021 amounted to $72 thousand and $74 thousand, respectively. The annual amortization for the next 3 years is expected to be in the amount of $72 thousand a year.

CREATIONS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

  T. Goodwill

Goodwill consists of the excess of cost over net assets acquired of Ocean. Goodwill is not amortized, but is tested at least annually for impairment, or if circumstances change that will more likely than not reduce the fair value of the reporting unit below its carrying amount. The Company performs annual impairment testing on a recurring basis in the last quarter of each year. Impairments, if any, are expensed in the year incurred. The Company did not record an impairment in 2022 and 2021.

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

3.	1,254,498 shares of common stock of the Company;

4.	1,254,498 warrants to purchase the same number of shares of common stock of the Company (the “Warrants”). The Warrants are convertible into shares of Common Stock over a period of three-years at an exercise price of $1.00 per share, with the price per share subject to standard anti-dilution adjustments.

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

NOTE 4 - ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

Following non-commital guidelines for future transactions regarding sale of main activity to related parties during 2022 (note 10.E.) and the agreement after the balance sheet date described in note 1.C., As a result, the Company classified the operations of Ocean Yetsira, Yetsira and Ocean (the held companies) as discontinued operations for the year ended December 31, 2022. And in accordance with the provisions of ASC-205-20, The Company has retrospectively recast its consolidated statement of operations for the year ended December 31, 2021 presented. In addition, those assets and liabilities associated with the discontinued operations of the held companies have been classified as held for sale as of December 31, 2022. The Company has retrospectively recast its consolidated balance sheet as of December 31, 2021 for assets and liabilities held for sale.

The following table presents net carrying values related to the assets and liabilities that were classified as held for sale at December 31, 2022 and 2021 (in thousands) :

	December 31,	December 31,
	2022	2021
Cash and cash equivalents	256	308
Marketable securities	310	152
Bank deposit	18	47
Accounts receivable	102	102
Other current assets	7	19
Property and equipment, net	36	44
Intangible assets, net	205	309
Goodwill	574	649
Loans granted to stockholders	-	14
Operating right of use assets	-	55
Total assets	1,508	1,699

Accounts payable	50	90
Related parties	33-	120
Operating lease liability – current portion	-	55
Deferred taxes	47	71
Capital note	637	637
Total liabilities	767	973

CREATIONS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands)

NOTE 4 - ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS (CONT.)

The following table presents a reconciliation of the major financial lines constituting the results of operations for discontinued operations to the income (loss) from discontinued operations presented separately in the consolidated statements of operations (in thousands):

	For the year ended December 31,
	2022	2021

Revenues	2,333	2,030
Cost of revenues	1,288	1,186
Gross profit	1,045	844

Operating expenses:
Marketing expenses	(208)	(210)
General and administrative expenses	(618)	(746)

Operating income (loss)	219	(112)

Other income (expenses) – capital gain (loss) from marketable securities	(40)	14
Financial income (expenses), net	3	(1)
Income (loss) before income tax benefit	182	(99)
Income tax benefit (expenses)	12	19

Net income (loss) for the year	194	(80)

NOTE 5 - ACCOUNTS RECEIVABLE

Refers to discontinued operations

	December 31,
	2022	2021

Trade accounts receivable in respect of mutual funds and portfolio management	$102	$102
	102	$102

NOTE 6 - PROPERTY AND EQUIPEMENT

Depreciation expense was approximately $7 thousand and $7 thousand for the years ended December 31, 2022 and 2021, respectively.

Fixed assets at December 31, 2022 and 2021 in the amount of $36 thousand and $44 thousand, respectively, are included in assets held for sale. The depreciation expense for the years ended December 31, 2022 and 2021 are classified as part of income (loss) from discontinued operations.

NOTE 7 - INTANGIBLE ASSETS

A.

Customer relations in the amount of $363 thousand that was acquired by the company through the acquisition of Ocean have a economic useful life of 5.25 years and are measured at cost less accumulated amortization. The company recognized amortization of $72 thousand and $74 thousand during 2022 and 2021 regarding customer relations.

Intangible assets at December 31, 2022 and 2021 in the amount of $205 thousand and $309 thousand, respectively, are included in assets held for sale. The amortization expense for the years ended December 31, 2022 and 2021 are classified as part of income (loss) from discontinued operations.

B.	Goodwill in the amount of $583 thousand that was recognized by the company through the acquisition of Ocean (see Note 3). Goodwill amounted to $574 thousand and $649 thousand as of December 31, 2022 and 2021, respectively and is included in assets held for sale. This difference of the amounts is from foreign currency adjustments only.

CREATIONS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands)

NOTE 8 - LOANS GRANTED TO STOCKHOLDERS

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

During 2021, one of the stockholders service agreement was terminated and the loan of 13 thousand was fully repaid.

There were no repayments in 2022.

Composition:

	Year ended December 31,	Year ended December 31,
	2022	2021

Opening balance	$12	$14
Interest income and exchange differences	1	(2)

Closing balance	$13	$12

NOTE 9 - COMMITMENT AND CONTINGENCIES

A.	Leases:

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

The lease was capitalized under ASC 842: minimum payment $5 thousands, 24 months, interest rate 3.6%.

Total lease expenses amounted to $55 thousands and $57 thousands for the years ended December 31, 2022 and 2021, respectively.

The agreement term was ended in November 2022 and is renewed on a quarterly basis.

B.	Following the acquisition of Ocean, the mutual fund management activity of the group is managed through Ocean.

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

NOTE 9 -  COMMITMENT AND CONTINGENCIES (CONT.)

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

During the years ended December 31, 2022 and 2021, the Company incurred hosting services and fund portfolio management services expenses in total amount of $1,071 thousands and $912 thousands which were recorded as cost of revenues and classified as part of income (loss) from discontinued operations.

C.	Yetsira and Ocean Yetsira entered into Administration Service Agreements (the “Agreements”) with certain of the Company stockholders (the “Service Providers”), under which the Service Providers will provide outsourced executive services over a period of 12 months commencing from the Effective Date. In consideration of their services, the Service Providers will be entitled to (1) monthly consideration which is subject to the volume of assets administered by Ocean Yetsira; (2) bonus awards as defined and under conditions specified in the Agreements and (3) reimbursement of reasonable expenses that were incurred to perform the services. Following the agreement described in Note 1.C., certain service providers operate through Creations.

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

NOTE 9 -  COMMITMENT AND CONTINGENCIES (CONT.)

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

NOTE 10 - STOCKHOLDERS’ EQUITY

A.	Common Stock

The holder of the shares of Common Stock are entitled to the following rights:

1.	Right to participate and vote in the Company’s general meetings, whether regular or extraordinary. Each share will entitle its holder, when attending and participating in the voting in person or via agent or letter, to one vote;

2.	Right to share in distribution of dividends, whether in cash or in the form of bonus shares; the distribution of assets or any other distribution pro rata to the par value of the shares held by them;

3.	Right to a share in the distribution of the Company’s excess assets upon liquidation on a pro rata basis to the par value of the shares held by them.

B.	Issuance of shares of Common Stock

1.	Following the acquisition of the remaining 92.5% of the shares of Ocean (See Note 3B), the Company issued on September 28, 2020:

A.	1,254,498 shares of common stock of the Company;

B.	1,254,498 warrants to purchase the same number of shares of common stock of the Company (the “Warrants”). The Warrants are convertible into shares of Common Stock over a period of three-years at an exercise price of $1.00 per share, with the price per share subject to standard anti-dilution adjustments.

2.	In connection with the Share Exchange Agreement as noted in Note 3B, on September 7, 2020, the Company and its current Chief Executive Officer and Chairman and majority shareholder, and the Ocean Shareholders, entered into a shareholder agreement (the “Shareholder Agreement”), under which certain minority rights and protections (including representation on the Company’s Board of Directors) to Ocean Shareholders.

C.	Warrants

	2022	2021

Outstanding as of January 1	3,544,242	3,544,242
Granted	-	-
Exercised	-	-

Outstanding as of December 31	3,544,242	3,544,242

CREATIONS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands)

NOTE 11 - EMPLOYEE BENEFITS

Refers to discontinued operations

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

Severance pay deposit expenses under Section 14 for the years ended December 31, 2022 and 2021 amounted to $10 thousand and $14 thousand, respectively.

NOTE 12 - TAXES ON INCOME

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

NOTE 12 - TAXES ON INCOME (CONT.)

B.	Net operating losses carryforward

As of December 31, 2022, Ocean Yetsira, Yetsira and Ocean have accumulated net operating loss carryforwards for Israeli tax purposes in the amount of approximately $1,381 thousand which may be carried forward and offset against taxable income in the future for an indefinite period.

As of December 31, 2022, the Company (excluding subsidiaries) has accumulated net operating loss carryforwards for U.S. federal income tax purposes of approximately $196 thousand which may be carried forward and offset against taxable income in the future for an indefinite period. Utilization of the U.S. net operating losses may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

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

D.	Income tax expenses

Tax expenses for the years ended December 31, 2022 and 2021 are as follows:

	December 31,
	2022	2021

Current tax	$34	$1
Prior periods tax	40	-
	$74	$1

CREATIONS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands)

NOTE 12 - TAXES ON INCOME (CONT.)

E.	Deferred income taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	Year Ended December 31,
	2022	2021

Deferred tax assets:
Net operation loss carryforward	$357	$383

Net deferred tax asset before valuation allowance	357	383
Valuation allowance	(357)	(383)

Net deferred tax asset	$-	$-

	Year Ended December 31,
	2022	2021

Deferred tax liability:
Customer relations intangible assets	$47	$71

Net deferred tax liability	$47	$71

The net deferred tax liability at December 31, 2022 and 2021 are included in liabilities held for sale.

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

CREATIONS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands)

NOTE 12 - TAXES ON INCOME (CONT.)

G.	The components of profit and loss before taxes on income are as follows:

	Year ended December 31,
	2022	2021

Foreign - discontinued operations	$181	$(99)
Domestic - continuing operations	(146)	(22)

Income (Loss) before taxes on income	$35	$(121)

H.	Tax Assessments

The Company, Yetsira and Ocean Yetsira have not received final tax assessments for income tax purposes since incorporation. Ocean tax assessments until 2017 are considered final.

NOTE 13 - FINANCIAL INCOME (EXPENSE), NET

Composition:

	Year ended December 31,
	2022	2021

Bank commissions and others	$-	$1
Other	13	-

Total financial expense, net	$13	$1

NOTE 14 - RELATED PARTIES BALANCES AND TRANSACTIONS

A.	Balances with related parties

	December 31,
	2022	2021

Assets:
Loans granted to stockholders (Note 9)	$13	$14

Liabilities:
Management fee payable to stockholders	$67	$120

B.	Transactions with related parties

	Year ended December 31,
	2022	2021

Income:
Income in respect to loans granted to stockholders	$1	$-

Expenses:
Management fee	$406	$273

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the fiscal quarter ended December 31, 2022 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our board of directors consists of two (2) members: Shumel Yelshevich, and Ilan Arad Keshet.

Directors and Executive Officers

The following table provides information as of April [●], 2023 as to each person who is, as of the filing hereof, a director and/or executive officer of the Company:

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

Committees of the Board

We currently do not maintain any committees of the Board of Directors. Given our size and the development of our business to date, we believe that our directors can perform all of the duties and responsibilities which might be performed by a committee. We do not currently have an audit committee financial expert.

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

Board of Directors Meetings and Attendance

We have no formal policy regarding director attendance at the annual meeting of stockholders. The Board of Directors held [●] (●)  meetings in 2022. All Board members were present at all of the meetings .

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% of the Company’s stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and changes in ownership of the Company’s common stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company’s knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended December 31, 2022 all Reporting Persons timely complied with all applicable filing requirements, if applicable.

ITEM 11.	EXCUTIVE COMPENSATION

The following table  sets forth all compensation recorded by us in each of the last two completed fiscal years for the named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation	All Other Compensation	Total Compensation ($)
Guy Nissenson	-
Former CEO, CFO, Director (1)	2021

Niv Nissesson
Former Interim Chief Executive Officer	2021

Shmuel Yelshevich	2022
Interim Chief Executive Officer	2021

Ilan Arad Keshet	2022
Chairman of the Board	2021

Yaniv Yaar Aharon	2022
Director (1)	2021

(1)	On June 18, 2021, the Company learned that Guy Nissenson, Chief Executive Officer, Acting Chief Financial Officer, and director, passed away. Following Mr. Nissenson’s death, the board of directors appointed Niv Nissenson to serve as interim CEO. Niv Nissenson is Guy Nissenson’s brother and also assumed Guy Nissenson’s role as a director on the Board.

(2)	Yaniv Yaar Aharon resigned as a director of the Company on March 30, 2023 in connection with the sale of Yetsira Holdings, a subsidiary of the Company to a group led by Aharon.

Employment Agreements with Named Officers

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

There were no outstanding equity awards at the end of December 31, 2022.

Director Compensation

To date, we have not paid any compensation to our directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock as of April [●], 2023 for:

●	each beneficial owner of more than 5% of our outstanding common stock;

●	each of our director and named executive officers; and

●	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and include common stock that can be acquired within 60 days of April [●], 2023. The percentage ownership information shown in the table is based upon [●] shares of common stock outstanding as of April [●], 2023.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options and warrants held by that person that are immediately exercisable or exercisable within 60 days of April [●], 2023. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Beneficial ownership representing less than 1% is denoted with an asterisk (*). The information in the table below is based on information known to us or ascertained by us from public filings made by the stockholders. Except as otherwise indicated in the table below, addresses of the directors, executive officers and named beneficial owners are in care of the Company.

Name and Address of Beneficial Owner	Title of Class	Number of shares of Common stock Beneficially Owned	Percentage of Common stock Beneficially Owned (1)
Guy Nissenson(1)(3)	Common Stock	[●]	[●]	%
Shmuel Yelshevich(2)	Common Stock	[●]	[●]	%
Ilan Arad (2)	Common Stock	[●]	[●]	%
Yaniv Yaar Aharon(4)	Common Stock	[●]	[●]	%
All Executive Officers and Directors as a group (3 individuals)		[●]	[●]	%

(1) Based on [●] shares of common stock outstanding as of April [●], 2023

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

Related Party Transactions

We describe below all transactions and series of similar transactions, other than compensation arrangements, in the last two fiscal years, to which we were a party or will be a party, in which:

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

Director Independence

We currently do not have any directors who are independent.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary  of the fees billed to the Company by Barzily for professional accounting services rendered for the year ended December 31, 2022 and 2021.

	Fiscal Year 2022		Fiscal Year 2021
Audit fees	$	[●]	$25,000
Audit related fee		-	-
Tax fees		-	-
Other fees		-	-
Total	$	[●]	$25,000

Audit fees consist of fees billed for services rendered for the audit of our financial statements and review of our financial statements included in our quarterly reports on Form 10–Q. Other fees consist of comfort letter service fees.

Tax fees consist of fees billed for professional services related to the preparation of our U.S. federal and state income tax returns.

We did not incur assurance and audit-related fees during 2022 and 2021, to Barzily as applicable, nor in connection with the audit of our financial statements for the reviews of registration statements and issuance of related consents and assistance with SEC comment letters.

There were no other fees billed to us by Barzily as applicable, for services rendered to us during the years ended December 31, 2022 and 2021, respectively, other than the services described above under “Audit Fees” and “Audit-Related Fees.”

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

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Acting Chief Financial Officer (filed herewith)

32.1	Certification by the Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.*
101.PRE	Inline XBRL Extension Presentation Linkbase.*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Creations, Inc.

Date: April 14, 2023	By:	/s/ Shmuel Yelshevich
	Name:	Shmuel Yelshevich
	Title:	Interim Chief Executive Officer

