Form 10-Q
period 2023-03-31
Creations Inc
filed 2023-05-18
CIK 1795938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2023

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

Yes ☐ No ☒

As of May 18, 2023, there were 3,544,242 shares of common stock, par value $0.0001 per share, issued and outstanding.

i

CREATIONS INC.

CONDENSED INTERIM FINANCIAL STATEMENTS

As of March 31, 2023

CREATIONS INC.

CONDENSED INTERIM FINANCIAL STATEMENTS

As of March 31, 2023

CREATIONS INC.

CONDENSED INTERIM STATEMENTS OF FINANCIAL POSITION

(U.S. dollars in thousands except share data)

	March 31,	December 31,
	2023	2022
	Unaudited	Audited
ASSETS
Current assets
Cash and cash equivalents	-	114
Restricted cash	82	-
Capital Note	-	637
Receivables	1,169	-
Assets held for sale	-	1,508
Total current assets	1,251	2,259

Non-current assets
Loans granted to stockholders	12	13
Total non-current asset	12	13

Total assets	1,263	2,272

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	146	145
Liabilities held for sale	-	767
Total current liabilities	146	912
Total liabilities	146	912

Stockholders’ Equity
Common Stock of $0.0001 par value -
Authorized: 100,000,000 shares at March 31, 2023 and December 31, 2022; Issued and outstanding: 3,544,242 shares at March 31, 2023 and December 31, 2022	-	-
Additional paid-in capital	3,162	3,162
Treasury stocks	(321)	-
Accumulated other comprehensive income	(24)	(24)
Accumulated deficit	(1,700)	(1,778)
Total stockholders’ equity	1,117	1,360

Total liabilities and stockholders’ equity	1,263	2,272

The accompanying notes are an integral part of the condensed consolidated financial statements

CREATIONS INC.

CONDENSED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(U.S. dollars in thousands except share data)

	For the period of three months ended March 31,
	2023	2022
	Unaudited

General and administrative expenses (related parties of $17 and $0)	(34)	(5)

Operating loss	(34)	(5)

Gain from sale of subsidiaries	112	-
Net income (loss) for the period from continuing operations	78	(5)
Net expenses from discontinued operations, net of tax	-	(11)

Net income (loss) for the period	78	(16)
Other comprehensive expenses:
Foreign currency translation adjustments from discontinued operation	-	(30)
Comprehensive income (loss)	78	(46)

Basic and diluted net income (loss) per share	0.02	(0.00)

Weighted average number of Common Stock used in computing basic and diluted loss per share	3,544,242	3,544,242

The accompanying notes are an integral part of the condensed consolidated financial statements

CREATIONS INC.

CONDENSED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(U.S. dollars in thousands except share data)

	Common Stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number	Amount	Capital	Income	Deficit	equity
	Unaudited

Balance as of January 1, 2022 (Audited)	3,544,242	-	3,162	155	(1,752)	1,565

Other comprehensive loss	-	-	-	(30)	-	(30)
Net loss for the period	-	-	-	-	(16)	(16)
Balance as of March 31, 2022	3,544,242	-	3,162	125	(1,768)	1,519

	Common Stock		Additional paid-in	Treasury Stocks	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number	Amount	Capital	Receivables	Income	Deficit	equity
	Unaudited

Balance as of January 1, 2023 (Audited)	3,544,242	-	3,162	-	(24)	(1,778)	1,360

Treasury stocks	-			(321)	-	-	(321)

Net income for the period	-	-	-	-	-	78	78
Balance as of March 31, 2023	3,544,242	-	3,162	(321)	(24)	(1,700)	1,117

The accompanying notes are an integral part of the condensed consolidated financial statements

CREATIONS INC.

CONDENSED INTERIM STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	For the period of three months ended March 31,
	2023	2022
	Unaudited
Cash flows from operating activities:
Net income (loss)	78	(16)
Less net income from discontinued operations	-	11

Adjustments to reconcile net loss to net cash used in operating activities:
Gain from sale of subsidiaries	(112)	-
Changes in operating assets and liabilities:
Accounts payable	1	-
Related parties	1	-
Operating cash flow from discontinued operations	-	23
Net cash provided by (used in) operating activities	(32)	18

Cash flows from investing activities:
Restricted cash	(82)	-
Investing cash flow from discontinued operations	-	26
Realization of subsidiary (appendix A)	(256)	-
Net cash provided by (used in) investing activities	(338)	26

Foreign currency translation adjustments on cash and cash equivalents from discontinued operations	-	(6)

Change in cash and cash equivalents	(370)	38
Cash of continuing operations at the beginning of the period	114	195
Cash of discontinued operations at the beginning of the period	256	308
Cash at the end of the period	-	541
Less cash of discontinued operations at the end of the period	-	(351)
Cash and cash equivalents at end of year	-	190

Appendix A – Realization of subsidiary
Asset held for sale (excluding cash)	(485)
Capital note	(637)
Treasury stocks	321
Receivables from realization of subsidiary	1,169
Capital gain from realization of subsidiary	(112)
Cash outflow from disposal of subsidiary	256

CREATIONS INC.

NOTES TO THE CONDENSED INTERIM FINANCIAL STATEMENTS

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

B.	During 2022 the company decided to sale its subsidiaries. On February 9, 2023, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) by and among Aharon Barkai & Co. Ltd. (the “Purchasers”) through its controllers Yaniv Aharon and Dan Barkai, and an agreement for the purchase of Shares and Capital Notes (the “Purchase Agreement”), whereby the Company sold all of the capital stock and capital notes of Ocean Yetsira Ltd. (“Ocean”) in exchange for the payment of an aggregate of ILS 2,061,930 (approximately $586,000) and the return of 1,254,498 shares of common stock of the Company and 1,254,498 warrants to purchase common stock owned by the Purchasers. The transactions contemplated in the Purchase Agreement and the Share Exchange Agreement are collectively referred to as the “Transaction”). Mr. Aharon is a director of the Company. The Capital Notes in the amount of ILS 2,165,800 (approximately $615,000) which are owed to the Company by Ocean will be repaid by the Purchasers at closing as well. The closing of the transaction was subject to the approval of the Court of Family Affairs to allow the Executor of the Estate of Guy Nissenson to sign upon behalf of the Estate and to approval of the Company’s stockholders. On March 20, 2023, such approval was obtained.

According to agreements between the parties to the share exchange agreements, as of February 7, 2023, the Company shall not have any financial or economic benefit with respect to the contentious operation of Ocean Yetsira and its subsidiaries.

C.	On August 31, 2020, the Company’s registration statement on Form S-1 was declared effective by the U.S. Securities and Exchange Commission. As at the date of filing this report, the Company’s shares have not begun to be quoted on the OTCQB.

D.	The figures in the financial statements are stated in U.S. Dollars in thousands unless otherwise mentioned.

CREATIONS INC.

NOTES TO THE CONDENSED INTERIM FINANCIAL STATEMENTS

(U.S. dollars in thousands)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

The interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The interim financial statements do not include a full disclosure as required in annual financial statements and should be read with the annual financial statements of the Company as of December 31, 2022. The accounting policies implemented in the interim financial statements is consistent with the accounting policies implemented in the annual financial statements as of December 31, 2022, except of the following accounting pronouncement adopted by the company.

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

	March 31,	March 31,
	2023	2022
Official exchange rate of NIS 1 to US dollar	0.277	0. 315
Exchange rate change in the quarter	(2.7%)	(2.1%)

CREATIONS INC.

NOTES TO THE CONDENSED INTERIM FINANCIAL STATEMENTS

(U.S. dollars in thousands)

NOTE 3 - SIGNIFICANT EVENTS DURING THE PERIOD

Following the agreement described above, As of February 7, 2023, the Company does not have any financial or economic benefit with respect to the contentious operation of Ocean Yetsira and its subsidiaries. As a result, the Company ceased the consolidation of the sold Subsidiaries assets, liabilities, and results. For practical matters, the consolidation ceased as of January 1, 2023. As a result, The Company recognized a receivable balance in the amount of $1,169 and treasury stock balance in the amount of $321 deducted from the shareholders’ equity. And a gain of $112

As at the date of the financial statement approval the parties are finalizing the process of transferring the cash amounts and the shares described in note 1.B. were not transferred yet. The company will also operate to exceed the time frame for finalizing the deal.

Assets Held for Sale

In accordance with the provisions of ASC-205-20, presentation of Financial Statements, the Company have separately reported the assets and liabilities of the discontinued operations in the consolidated statements of financial position as of December 31, 2022.

Following non-committal guidelines for future transactions regarding sale of main activity to related parties during 2022 and the agreement described in note 1.B., the Company classified its investments in the sold Subsidiaries as of December 31, 2022, as an asset held for sale. The balances of the sold companies were as follows.

December 31,
2022
Cash and cash equivalents	256
Marketable securities	310
Bank deposit	18
Accounts receivable	102
Other current assets	7
Property and equipment, net	36
Intangible assets, net	205
Goodwill	574
Total assets	1,508

Accounts payable	83
Deferred taxes	47
Capital note	637
Total liabilities	767

CREATIONS INC.

NOTES TO THE CONDENSED INTERIM FINANCIAL STATEMENTS

(U.S. dollars in thousands)

NOTE 4 - RELATED PARTIES BALANCES AND TRANSACTIONS

A.	Balances with related parties

	March 31,	December 31,
	2023	2022

Assets:
Loans granted to stockholders	$12	$13

Liabilities:
Management fee payable to related parties	$39	$67

B.	Transactions with related parties

	Three months ended March 31,
	2023		2022

Income:
Interest income in respect to loans granted to stockholders	$-	*	$-	*

Expenses:
Management fee	$17		$125

*	Less than $1 thousand.

F-9

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

Organizational History

Creations, Inc. was incorporated in May 2019. On July 1, 2019, Creations, Inc, acquired a 100% interest in Ocean-Yetsira Ltd (. former- Yetsira Holdings Ltd), through a share swap agreement. Ocean Yetsira is an Israeli Corporation incorporated in December 2017 which in turn owns 100% of Yetsira Investment House (“Yetsira”), which was incorporated in November 2016.

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

2

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

According to agreements between the parties to the share exchange agreements, as of February 7, 2023, the Company shall not have any financial or economic benefit with respect to the contentious operation of Ocean Yetsira and its subsidiaries.

Recently Issued Accounting Pronouncements

Management reviewed currently issued pronouncements during the three-month ended March 31, 2023, and does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

Results of Operations for the Three months ended March 31, 2023, compared to Three months Ended March 31, 2022. (In Thousands)

Following the agreement described above, As of February 7, 2023, the Company do not have any financial or economic benefit with respect to the contentious operation of Ocean Yetsira and its subsidiaries. As a result, the company ceased the consolidation of the sold companies’ assets, liabilities, and results. For practical matters, the consolidation ceased as of January 1, 2023. The company recognized a receivable balance in the amount of $1,169 and treasury stock balance in the amount of $321 deducted from the shareholders’ equity.

General and Administrative Expenses

For the three-month ended March 31, 2023, our general and administrative expenses were $34 compared to $5 for the three-month ended March 31, 2022, those increase in expenses was attributed to company’s headquarters, CPA, attorney, bookkeeping and management.

Net Income (Loss)

Net income (loss) for the three-month ended on March 31, 2023, and 2022, amount to income of $78 and loss $16 respectively, the income is attributed to $112 Capital gain from realization of subsidiary.

After taking into account foreign currency translation adjustments, which resulted in other comprehensive loss of $0 and loss of $30 for the three-month ended March 31, 2023, and 2022, respectively. The Company realized a net income after other comprehensive expenses of $78 for the three months ended March 31, 2023 and a net loss of $46 for the three months ended March 31, 2022.

Liquidity and capital resources

As of March 31, 2023, the Company had cash and restricted cash, from continued operations in the amount of $82 compared to cash and restricted cash in the amount of $114 as of December 31, 2022.

Stockholders’ equity as of March 31, 2023, was $1,117, as compared to stockholders’ equity of $1,360 as of December 31, 2022.

The Company’s accumulated deficit was $1,700 and $1,778 on March 31, 2023, and December 31, 2022, respectively.

Off- Balance Sheet Arrangements

The Company currently does not have any off-balance sheet arrangements.

3

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the quarter ended March 31, 2023 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the quarter ended March 31, 2023, the Company did not issue any unregistered securities.

Item 3. Defaults Upon Senior Securities.

None.

4

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

5

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 18, 2023	CREATIONS, INC.

/s/ Shmuel Yelsevich
Shmuel Yelshevich
Interim Chief Executive Officer, Chief Financial Officer, President, Treasurer, and Secretary (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

6