Form 10-Q
period 2023-06-30
Creations Inc
filed 2023-08-14
CIK 1795938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2023

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

Yes ☐ No ☒

As of August 14, 2023, there were 3,544,242 shares of common stock, par value $0.0001 per share, issued and outstanding.

i

CREATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2023

CREATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2023

CREATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(U.S. dollars in thousands except share data)

	June 30,	December 31,
	2023	2022
	Unaudited	Audited
ASSETS
Current assets
Cash and cash equivalents	-	114
Restricted cash	77	-
Capital Note	-	637
Receivables	1,163	-
Assets held for sale	-	1,508
Total current assets	1,240	2,259

Non-current assets
Loans granted to stockholders	12	13
Total non-current assets	12	13

Total assets	1,252	2,272

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	203	145
Liabilities held for sale	-	767
Total current liabilities	203	912
Total liabilities	203	912

Stockholders’ Equity
Common Stock of $0.0001 par value - Authorized: 100,000,000 shares at June 30, 2023 and December 31, 2022; Issued and outstanding: 3,544,242 shares at March 31, 2023 and December 31, 2022	-	-
Additional paid-in capital	3,162	3,162
Treasury stocks receivables	(321)	-
Accumulated other comprehensive income	(24)	(24)
Accumulated deficit	(1,768)	(1,778)
Total stockholders’ equity	1,049	1,360

Total liabilities and stockholders’ equity	1,252	2,272

CREATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(U.S. dollars in thousands except share data)

	For the period of three months ended June 30,		For the period of six months ended June 30,
	2023	2022	2023	2022
	Unaudited		Unaudited

General and administrative expenses (related parties of $35, $0, $52 and $0)	(62)	(35)	(96)	(40)

Operating loss	(62)	(35)	(96)	(40)
Foreign exchange differences	(6)		(6)
Capital gain from realization of subsidiary	-	-	112	-
Net income (loss) for the period from continuing operations	(68)	(35)	10	(40)
Net income from discontinued operations, net of tax	-	50	-	39

Net income (loss) for the period	(68)	15	10	(1)
Other comprehensive expenses: Foreign currency translation adjustments from discontinued operation	-	(134)	-	(164)
Comprehensive income (loss)	(68)	(119)	10	(165)

Basic and diluted net income (loss) per share	(0.02)	0.00	0.00	(0.00)

Weighted average number of Common Stock used in computing basic and diluted loss per share	3,544,242	3,544,242	3,544,242	3,544,242

The accompanying notes are an integral part of the condensed consolidated financial statements

CREATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(U.S. dollars in thousands except share data)

	Common Stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number	Amount	Capital	Income	Deficit	equity
	Unaudited

Balance as of April 1, 2022	3,544,242	-	3,162	125	(1,768)	1,519

Other comprehensive loss	-	-	-	(134)	-	(134)
Net loss for the period	-	-	-	-	15	15
Balance as of June 30, 2022	3,544,242	-	3,162	(9)	(1,753)	1,400

	Common Stock		Additional paid-in	Treasury Stocks	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number	Amount	Capital	Receivables	Income	Deficit	equity
	Unaudited

Balance as of April 1, 2023	3,544,242	-	3,162	(321)	(24)	(1,700)	1,117

Treasury stocks receivables	-			-	-	-	-

Net income for the period	-	-	-	-	-	(68)	(68)
Balance as of June 30, 2023	3,544,242	-	3,162	(321)	(24)	(1,768)	1,049

	Common Stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number	Amount	Capital	Income	Deficit	equity
	Unaudited

Balance as of January 1, 2022	3,544,242	-	3,162	155	(1,752)	1,565

Other comprehensive loss	-	-	-	(164)	-	(164)
Net loss for the period	-	-	-	-	(1)	(1)
Balance as of June 30, 2022	3,544,242	-	3,162	(9)	(1,753)	1,400

	Common Stock		Additional paid-in	Treasury Stocks	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number	Amount	Capital	Receivables	Income	Deficit	equity
	Unaudited

Balance as of January 1, 2023	3,544,242	-	3,162	-	(24)	(1,778)	1,360

Treasury stocks receivables	-			(321)	-	-	(321)

Net income for the period	-	-	-	-	-	10	10
Balance as of June 30, 2023	3,544,242	-	3,162	(321)	(24)	(1,768)	1,049

The accompanying notes are an integral part of the condensed consolidated financial statements

CREATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	For the period of three months ended June 30,		For the period of six months ended June 30,
	2023	2022	2023	2022
	Unaudited		Unaudited
Cash flows from operating activities:
Net income (loss)	(68)	15	10	(1)
Less net income from discontinued operations	-	(50)	-	(39)

Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange differences	6		6
Capital gain from realization of subsidiary	-	-	(112)	-

Changes in operating assets and liabilities:
Accounts payable	57	-	58	-
Related parties	-	-	1	-
Operating cash flow from discontinued operations	-	26	-	49
Net cash provided by (used in) operating activities	(5)	(9)	(37)	9
Cash flows from investing activities:
Restricted cash	5	-	(77)	-
Investing cash flow from discontinued operations	-	(90)	-	(64)
Realization of subsidiary (appendix A)	-	-	(256)	-
Net cash provided by (used in) investing activities	5	(90)	(333)	(64)

Foreign currency translation adjustments on cash and cash equivalents from discontinued operations	-	(38)	-	(44)

Change in cash and cash equivalents	-	(137)	(370)	(99)
Cash of continuing operations at the beginning of the period	-	190	114	195
Cash of discontinued operations at the beginning of the period	-	351	256	308
Cash at the end of the period	-	404	-	404
Less cash of discontinued operations at the end of the period	-	(258)	-	(258)
Cash and cash equivalents at end of year	-	146	-	146

Appendix A – Realization of subsidiary

Asset held for sale (excluding cash)	(485)
Capital note	(637)
Treasury stocks receivables	321
Receivables from realization of subsidiary	1,169
Capital gain from realization of subsidiary	(112)
Cash outflow from disposal of subsidiary	256

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

B.	On February 9, 2023, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) by and among Aharon Barkai & Co. Ltd. (the “Purchasers”) through its controllers Yaniv Aharon and Dan Barkai, and an agreement for the purchase of Shares and Capital Notes (the “Purchase Agreement”), whereby the Company sold all of the capital stock and capital notes of Ocean Yetsira Ltd. (“Ocean”) in exchange for the payment of an aggregate of ILS 2,061,930 (approximately $567,000) and the return of 1,254,498 shares of common stock of the Company and 1,254,498 warrants to purchase common stock owned by the Purchasers. The transactions contemplated in the Purchase Agreement and the Share Exchange Agreement are collectively referred to as the “Transaction”). Mr. Aharon is a director of the Company. The Capital Notes in the amount of ILS 2,165,800 (approximately $596,000) which are owed to the Company by Ocean will be repaid by the Purchasers at closing as well. The closing of the transaction was subject to the approval of the Court of Family Affairs to allow the Executor of the Estate of Guy Nissenson to sign upon behalf of the Estate and to approval of the Company’s stockholders. On March 20, 2023, such approval was obtained.

The closing of the transaction took place on August 2, 2023, after the balance sheet date.

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

	June 30,	June 30,
	2023	2022
Official exchange rate of NIS 1 to US dollar	0.270	0.286
Exchange rate change in the period	(4.9)%	(11.1)%

CREATIONS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands)

NOTE 3 - SIGNIFICAN EVENTS DURING THE PERIOD

Following the closing of the transactions described in note 1.B. on March 20, 2023, the company disposed its investments in Ocean Yetsira, Yetsira and Ocean (the sold companies) and recognized a receivable balance in the amount of $1,169 and treasury stock balance in the amount of $321 deducted from the shareholders equity.

As of February 7, 2023, the Company do not have any financial or economic benefit with respect to the contentious operation of Ocean Yetsira and its subsidiaries. As a result, the company ceased the consolidation of the sold companies’ assets, liabilities and results. For practical matters, the consolidation ceased as of January 1, 2023.

As at the date of the financial statements approval, the shares described in note 1.B. were not received.

Assets Held for Sale

In accordance with the provisions of ASC-205-20, presentation of Financial Statements, the company have separately reported the assets and liabilities of the discontinued operations in the consolidated statements of financial position as of December 31, 2022.

Following non-commital guidelines for future transactions regarding sale of main activity to related parties during 2022 and the agreement described in note 1.B., the company classified its investments in the sold companies as of December 31, 2022 as an asset held for sale. The balances of the sold companies were as follows.

December 31,
2022
Cash and cash equivalents	256
Marketable securities	310
Bank deposit	18
Accounts receivable	102
Other current assets	7
Property and equipment, net	36
Intangible assets, net	205
Goodwill	574
Total assets	1,508

Accounts payable	83
Deferred taxes	47
Capital note	637
Total liabilities	767

NOTE 4 - RELATED PARTIES BALANCES AND TRANSACTIONS

A.	Balances with related parties

	June 30,	December 31,
	2023	2022

Assets:
Loans granted to stockholders	$12	$13

Liabilities:
Management fee payable to related parties	$74	$67

B.	Transactions with related parties

	Three months ended June 30,
	2023		2022

Income:
Interest income in respect to loans granted to stockholders	$-	*	$-	*

Expenses:
Management fee**	$35		$80

	Six months ended June 30,
	2023		2022

Income:
Interest income in respect to loans granted to stockholders	$-	*	$-	*

Expenses:
Management fee**	$52		$205

*	Less than $1 thousand.
**	Comparative figures included in discontinued operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This quarterly Report contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control, which may include statements about our:

●	business strategy;

●	financial strategy;

●	intellectual property;

●	production;

●	future operating results; and

●	plans, objectives, expectations, and intentions contained in this report that are not historical.

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

On August 31, 2020, the Company’s registration statement on Form S-1 was declared effective by the U.S. Securities and Exchange Commission. As of the date of filing this report, the Company’s shares have not begun to be quoted on the OTCQB.

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

The closing of the transaction took place on August 2, 2023, after the balance sheet date.

According to agreements between the parties to the share exchange agreements, as of February 7, 2023, the Company shall not have any financial or economic benefit with respect to the contentious operation of Ocean Yetsira and its subsidiaries.

Recently Issued Accounting Pronouncements

Management reviewed currently issued pronouncements during the six-month ended June 30, 2023, and does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

Results of Operations for the six months ended June 30, 2023, compared to six months Ended June 30, 2022. (In Thousands)

Following the agreement described above, As of February 7, 2023, the Company does not have any financial or economic benefit with respect to the contentious operation of Ocean Yetsira and its subsidiaries. As a result, the company ceased the consolidation of the sold companies’ assets, liabilities, and results. For practical matters, the consolidation ceased as of January 1, 2023. The company recognized a receivable balance in the amount of $1,163 and treasury stock balance in the amount of $321 deducted from the shareholders’ equity.

General and Administrative Expenses

For the six-month ended June 30, 2023, our general and administrative expenses were $96 compared to $40 for the three six-month ended June 30, 2022, those increase in expenses were attributed to company’s headquarters, CPA, attorney, bookkeeping and management.

Net Income, Loss

Net income, loss for the six-month ended on June 30, 2023, and 2022, amount to income of $10 and loss $1 respectively, the income is attributed to $112 Capital gain from realization of subsidiary.

After taking into account foreign currency translation adjustments, which resulted in other comprehensive income of $10 and loss of $165 for the six-month ended June 30, 2023, and 2022, respectively, this after other comprehensive expenses of $0 and $164 for the six-month ended June 30, 2023, and 2022, respectively.

Liquidity and capital resources

As of June 30, 2023, the Company had cash and restricted cash, from continued operations in the amount of $77 compared to cash and restricted cash in the amount of $114 as of December 31, 2022.

Stockholders’ equity as of June 30, 2023, was $1,049, compared to stockholders’ equity of $1,360 as of December 31, 2022.

The Company’s accumulated deficit was $1,768 and $1,778 on June 30, 2023, as of December 31, 2022, respectively.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the quarter ended June 30, 2023 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

4

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

During the quarter ended June 30, 2023, the Company did not issue any unregistered securities.

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

August 14, 2023	CREATIONS, INC.

/s/ Shmuel Yelsevich
Shmuel Yelshevich
Interim Chief Executive Officer, Chief Financial Officer, President, Treasurer, and Secretary
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

6