Form 10-Q
period 2023-09-30
Creations Inc
filed 2023-11-22
CIK 1795938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2023

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 333-240161.

CREATIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-2054332
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Sichenzia Ross Ference Carmel LLP

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

Yes ☐ No ☒

As of November 21, 2023, there were 3,544,242 shares of common stock, par value $0.0001 per share, issued and outstanding.

i

CREATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2023

1

CREATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2023

CREATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(U.S. dollars in thousands except share data)

	September 30,	December 31,
	2023	2022
	Unaudited	Audited
ASSETS
Current assets
Cash and cash equivalents	1,119	114
Capital Note	-	637
Assets held for sale	-	1,508
Total current assets	1,119	2,259

Non-current assets
Loans granted to stockholders	12	13
Total non-current assets	12	13

Total assets	1,131	2,272

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	86	145
Liabilities held for sale	-	767
Total current liabilities	86	912
Total liabilities	86	912

Stockholders’ Equity
Common Stock of $0.0001 par value - Authorized: 100,000,000 shares at September 30, 2023 and December 31, 2022; Issued and outstanding: 3,544,242 shares at September 30, 2023 and December 31, 2022	-	-
Additional paid-in capital	3,162	3,162
Treasury stocks receivables	(321)	-
Accumulated other comprehensive loss	(24)	(24)
Accumulated deficit	(1,772)	(1,778)
Total stockholders’ equity	1,045	1,360

Total liabilities and stockholders’ equity	1,131	2,272

The accompanying notes are an integral part of the condensed consolidated financial statements

CREATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(U.S. dollars in thousands except share data)

	For the period of three months ended September 30,		For the period of nine months ended September 30,
	2023	2022	2023	2022
	Unaudited		Unaudited

General and administrative expenses (related parties of $18, $0, $70 and $0 respectively)	(26)	10	(122)	(30)

Operating loss	(26)	10	(122)	(30)
Foreign exchange differences	-	-	(6)	-
Capital gain from realization of subsidiary	-	-	112	-
Net income (loss) before tax from continuing operations	(26)	10	(16)	(30)
Tax income	22	-	22	-
Net income (loss) for the period from continuing operations	(4)	10	6	(30)
Net income from discontinued operations, net of tax	-	51	-	90

Net income (loss) for the period	(4)	61	6	60
Other comprehensive expenses: Foreign currency translation adjustments from discontinued operation	-	(19)	-	(183)
Comprehensive income (loss)	(4)	42	6	(123)

Basic and diluted net income (loss) per share	0.00	0.02	0.00	0.02

Weighted average number of Common Stock used in computing basic and diluted loss per share	3,544,242	3,544,242	3,544,242	3,544,242

The accompanying notes are an integral part of the condensed consolidated financial statements

CREATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(U.S. dollars in thousands except share data)

	Common Stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number	Amount	Capital	Loss	Deficit	equity
	Unaudited

Balance as of July 1, 2022	3,544,242	-	3,162	(9)	(1,753)	1,400

Foreign currency translation adjustments	-	-	-	(19)	-	(19)
Net income for the period	-	-	-	-	61	61
Balance as of September 30, 2022	3,544,242	-	3,162	(28)	(1,692)	1,442

	Common Stock		Additional paid-in	Treasury Stocks	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number	Amount	Capital	Receivables	Loss	Deficit	equity
	Unaudited

Balance as of July 1, 2023	3,544,242	-	3,162	(321)	(24)	(1,768)	1,049

Treasury stocks receivables	-			-	-	-	-

Net loss for the period	-	-	-	-	-	(4)	(4)
Balance as of September 30, 2023	3,544,242	-	3,162	(321)	(24)	(1,772)	1,045

	Common Stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number	Amount	Capital	loss	Deficit	equity
	Unaudited

Balance as of January 1, 2022	3,544,242	-	3,162	155	(1,752)	1,565

Foreign currency translation adjustments	-	-	-	(183)	-	(183)
Net income for the period	-	-	-	-	60	60
Balance as of September 30, 2022	3,544,242	-	3,162	(28)	(1,692)	1,442

	Common Stock		Additional paid-in	Treasury Stocks	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number	Amount	Capital	Receivables	loss	Deficit	equity
	Unaudited

Balance as of January 1, 2023	3,544,242	-	3,162	-	(24)	(1,778)	1,360

Treasury stocks receivables	-			(321)	-	-	(321)

Net income for the period	-	-	-	-	-	6	6
Balance as of September 30, 2023	3,544,242	-	3,162	(321)	(24)	(1,772)	1,045

The accompanying notes are an integral part of the condensed consolidated financial statements

CREATIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	For the period of nine months ended September 30,
	2023	2022
	Unaudited
Cash flows from operating activities:
Net income (loss)	6	60
Less net income from discontinued operations	-	(90)

Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange differences	6
Capital gain from realization of subsidiary	(112)	-

Changes in operating assets and liabilities:
Accounts payable	(59)	-
Related parties	1	-
Operating cash flow from discontinued operations	-	115
Net cash provided by (used in) operating activities	(158)	85
Cash flows from investing activities:
Restricted cash	-	-
Investing cash flow from discontinued operations	-	(46)
Realization of subsidiary (appendix A)	907	-
Net cash provided by (used in) investing activities	907	(46)

Foreign currency translation adjustments on cash and cash equivalents from discontinued operations	-	(55)

Change in cash and cash equivalents	749	(16)
Cash of continuing operations at the beginning of the period	114	195
Cash of discontinued operations at the beginning of the period	256	308
Cash at the end of the period	1,119	487
Less cash of discontinued operations at the end of the period	-	(342)
Cash and cash equivalents at end of the period	1,119	145

Appendix A – Realization of subsidiary

Asset held for sale (excluding cash)	(485)
Capital note	(637)
Treasury stocks receivables	321
Capital gain from realization of subsidiary	(112)
Foreign exchange differences from realization of subsidiary	6
Cash inflow from disposal of subsidiary	(907)

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

The Company had three wholly owned subsidiaries. Ocean Yetsira Ltd. (previously called Yestsira Holdings Ltd. (until April 28, 2021)) (hereinafter: “Ocean Yetsira”) which was established as a private Israeli corporation in December 2017, Yetsira Investment House Ltd. (hereinafter: “Yetsira”) which was established as a private Israeli corporation in November 2016 and Ocean Partners Y.O.D.M (hereinafter: “Ocean”) following its acquisition.

B.	On February 9, 2023, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) by and among Aharon Barkai & Co. Ltd. (the “Purchasers”) through its controllers Yaniv Aharon and Dan Barkai, and an agreement for the purchase of Shares and Capital Notes (the “Purchase Agreement”), whereby the Company sold all of the capital stock and capital notes of Ocean Yetsira Ltd. (“Ocean Yetsira”) in exchange for the payment of an aggregate of ILS 2,061,930 (approximately $567,000) and the return of 1,254,498 shares of common stock of the Company and 1,254,498 warrants to purchase common stock owned by the Purchasers. The transactions contemplated in the Purchase Agreement and the Share Exchange Agreement are collectively referred to as the “Transaction”. Mr. Aharon is a director of the Company. The Capital Notes in the amount of ILS 2,165,800 (approximately $596,000) which are owed to the Company by Ocean will be repaid by the Purchasers at closing as well. The closing of the transaction was subject to the approval of the Court of Family Affairs to allow the Executor of the Estate of Guy Nissenson to sign upon behalf of the Estate and to approval of the Company’s stockholders. On March 20, 2023, such approval was obtained.

The transaction closing was on August 2, 2023. On August 14, 2023, the company received the cash consideration of the transaction amounted to $1,163,220.

As at the date of the financial statements approval, the shares described above were not received.

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

	September 30,	September 30,
	2023	2022
Official exchange rate of NIS 1 to US dollar	0.262	0.282
Exchange rate change in the period	(8.0)%	(12.2)%

CREATIONS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands)

NOTE 3 - SIGNIFICAN EVENTS DURING THE PERIOD

Following the closing of the transactions described in note 1.B. on March 20, 2023, the company disposed its investments in Ocean Yetsira, Yetsira and Ocean (the sold companies) and recognized a receivable balance in the amount of $1,169 and treasury stock balance in the amount of $321 deducted from the shareholders equity. On August 14, 2023, the company received the cash consideration of the transaction amounted to $1,163.

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

December 31,
2022
Cash and cash equivalents	256
Marketable securities	310
Bank deposit	18
Accounts receivable	102
Other current assets	7
Property and equipment, net	36
Intangible assets, net	205
Goodwill	574
Total assets	1,508

Accounts payable	83
Deferred taxes	47
Capital note	637
Total liabilities	767

NOTE 4 - RELATED PARTIES BALANCES AND TRANSACTIONS

A.	Balances with related parties

	September 30,	December 31,
	2023	2022

Assets:
Loans granted to stockholders	$12	$13

Liabilities:
Management fee payable to related parties	$44	$67

B.	Transactions with related parties

	Three months ended September 30,
	2023		2022

Income:
Interest income in respect to loans granted to stockholders	$-	*	$-	*

Expenses:
Management fee**	$18		$79

	Nine months ended September 30,
	2023		2022

Income:
Interest income in respect to loans granted to stockholders	$-	*	$-	*

Expenses:
Management fee**	$70		$284

*	Less than $1 thousand.
**	Comparative figures included in discontinued operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The transaction closing was on August 2, 2023. On August 14, 2023, the company received the cash consideration of the transaction amounted to $1,163,220.

As at the date of the financial statements approval, the shares described above were not received.

According to agreements between the parties to the share exchange agreements, as of February 7, 2023, the Company shall not have any financial or economic benefit with respect to the contentious operation of Ocean Yetsira and its subsidiaries.

Recently Issued Accounting Pronouncements

Management reviewed currently issued pronouncements during the nine months ended September 30, 2023, and does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

Results of Operations for the nine months ended September 30, 2023, compared to nine months Ended September 30, 2022 (In Thousands)

Following the agreement described above, As of February 7, 2023, the Company does not have any financial or economic benefit with respect to the contentious operation of Ocean Yetsira and its subsidiaries. As a result, the company ceased the consolidation of the sold companies’ assets, liabilities, and results. For practical matters, the consolidation ceased as of January 1, 2023. The company received an amount of $1,163 and recognized a receivable treasury stock balance in the amount of $321 deducted from the shareholders’ equity.

General and Administrative Expenses

For the nine-months ended September 30, 2023, our general and administrative expenses were $100 compared to $30 for the nine-months ended September 30, 2022, those increase in expenses were attributed to company’s headquarters, CPA, attorney, bookkeeping and management.

Net Income, Loss

Net income, loss for the nine-months ended on September 30, 2023, and 2022, amount to income of $6 and loss $60 respectively, the income is attributed to $112 Capital gain from realization of subsidiary.

After taking into account foreign currency translation adjustments, which resulted in other comprehensive income of $6 and loss of $123 for the nine-months ended September 30, 2023, and 2022, respectively, this after other comprehensive expenses of $0 and $183 for the nine-months ended September 30, 2023, and 2022, respectively.

Liquidity and capital resources

As of September 30, 2023, the Company had cash and cash equivalent, from continued operations in the amount of $1,119 compared to cash and cash equivalents in the amount of $114 as of December 31, 2022.

Stockholders’ equity as of September 2023, was $1,045, compared to stockholders’ equity of $1,360 as of December 31, 2022.

The Company’s accumulated deficit was $1,772 and $1,778 as of September 30, 2023 and of December 31, 2022, respectively.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the quarter ended September 30, 2023 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2023, the Company did not issue any unregistered securities.

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

November 22, 2023	CREATIONS, INC.

/s/ Shmuel Yelsevich
Shmuel Yelshevich
Interim Chief Executive Officer, Chief Financial Officer, President, Treasurer, and Secretary (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

6