Form 10-K
period 2023-12-31
Creations Inc
filed 2024-04-15
CIK 1795938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 333-240161

CREATIONS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	84-2054332
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

c/o Sichenzia Ross Ference Carmel LLP 1185 Avenue of the Americas, 31st Floor New York, NY 10036
(Address of Principal Executive Offices) (Zip Code)

212-930-9700

(Registrant’s Telephone Number, Including Area Code)

Securities registered under section 12(b) of the Exchange Act: None

Securities registered under section 12(g) of the Exchange Act: Common stock, par value $0.001 per share

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

There was no market for the common stock and accordingly the aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates, computed by reference to the price at which the common stock was sold on June 30, 2023 can’t be calculated.

As of April 15, 2024, 2,289,744 shares of the registrant’s common stock were outstanding .

Documents incorporated by reference: None.

FORWARD-LOOKING INFORMATION

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by using terminology including “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Annual Report is filed, and we do not intend to update any of the forward-looking statements after the date this Annual Report is filed to confirm these statements to actual results, unless required by law.

This Annual Report also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other industry data. This data involves several assumptions and limitations, and you are cautioned not to give undue weight to such estimates. We have not independently verified the statistical and other industry data generated by independent parties and contained in this Annual Report and, accordingly, we cannot guarantee their accuracy or completeness, though we do generally believe the data to be reliable. In addition, projections, assumptions and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including, but not limited to, the possibility that we may fail to preserve our expertise in medical therapy and product research and development; that existing and potential partners may opt to work with, or favor the products of, competitors if our competitors offer more favorable products or pricing terms; that we may be unable to maintain or grow sources of revenue; that we may be unable to attain and maintain profitability; that we may be unable to attract and retain key personnel; that we may not be able to effectively manage, or to increase, our relationships with customers; that we may have unexpected increases in costs and expenses. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

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

The 1,254,498 shares described above were returned and canceled during November 2023.

According to agreements between the parties to the share exchange agreements, as of February 7, 2023, the Company does not have any financial or economic benefit with respect to the contentious operation of Ocean Yetsira and its subsidiaries.

Available Information

The Company’s website, www.creationsfin.com, provides access, without charge, to its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (“SEC”). The information provided on the Company’s website is not part of this report and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable to smaller reporting companies.

ITEM 1C.	CYBERSECURITY

Risk Management and Strategy

Management believes the Company has adequate processes and systems to maintain the confidentiality of its communications and records. However, given our current business plan and lack of significant operations and employees, management does not believe that cybersecurity threats constitute a material risk for the Company. The Company currently does not have formal processes for assessing, identifying and managing risks from cybersecurity threats to the Company directly or through third-party service providers. We do not engage assessors, consultants, auditors or other third parties in connection with cybersecurity.

The Company has not experienced any cybersecurity incidents to date.

Governance

The board of directors oversees risks from cybersecurity threats as part of its risk oversight function. However, there are no specific processes or committees by which the board of directors may be informed about such risks.

Management is responsible for assessing and managing the any material risks to the Company from cybersecurity threats. However, management has no specific expertise in such matters, and there are no specific processes by which management is informed about or monitors the prevention, detection, mitigation and remediation of cybersecurity incidents. If any such risks were identified, management would report such risks to the board of directors.

If and when the Company completes a merger or other acquisition, the board of directors and management will assess the risks of cybersecurity threats to its business adopt processes for assessing, identifying and managing risks from cybersecurity threats as warranted.

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

Holders

As of April 15, 2024, we have 2,289,744 shares of our common stock issued and outstanding held by 35 stockholders of record.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchases

During each month within the fourth quarter of the fiscal year ended December 31, 2023, neither we nor any “affiliated purchaser”, as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our common stock or other securities.

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

The transaction closing was on August 2, 2023. On August 14, 2023, the company received the cash consideration of the transaction amounted to $1,163,220. As of November 29, 2023, the transaction was finalized, and the 1,254,498 shares were returned and canceled.

According to agreements between the parties to the share exchange agreements, as of February 7, 2023, the Company shall not have any financial or economic benefit with respect to the contentious operation of Ocean Yetsira and its subsidiaries.

Recently Issued Accounting Pronouncements

Management reviewed currently issued pronouncements during the year ended December 31, 2023, and does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

Results of Operations for the Year Ended December 31, 2023, compared to Year Ended December 31, 2022. (In Thousands)

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

General and Administrative Expenses

For the year ended December 31, 2023, our general and administrative expenses were $183 from continuing operations, compared to $159 for the year ended December 31, 2022, those increase in expenses attributed to dividing mutual expenses of the sold companies and the parent company, and increase in professional fees such as attorney and CPA to accomplish the sale of the companies.

Net Income, Loss

The Company realized a net loss of $76 for the year ended December 31, 2023, compared to a net loss of $146 for the year ended December 31, 2021, the income is attributed to $112 Capital gain from realization of subsidiary.

After taking into account foreign currency translation adjustments, which resulted in other comprehensive loss of $0 and of $179 for the year ended December 31, 2023, and 2022, respectively, the Company realized a net loss after other comprehensive expenses of $82 and $205 for the year ended December 31, 2023 and 2022, respectively.

Liquidity and capital resources

As of December 31, 2023, the Company had cash from continued operations in the amount of $1,083 compared to cash in the amount of $114 as of December 31, 2022.

Stockholders’ equity as of December 31, 2023 was $957, as compared to stockholders’ equity of $1,360 as of December 31, 2022.

The Company’s accumulated deficit was $1,860 and $1,778 on December 31, 2023, and December 31, 2022, respectively.

Off- Balance Sheet Arrangements

The Company currently does not have any off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CREATIONS INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2023 and 2022

F-1

CREATIONS INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2023 and 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Creations Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Creations Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “Financial Statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We have served as the Company’s auditor since 2019.

BARZILY AND CO., CPA’s

/s/ Barzily and Co. CPA’s

Jerusalem, Israel

April 15, 2024

CREATIONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(U.S. dollars in thousands except share data)

	December 31,	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	1,083	114
Capital note	-	637
Assets held for sale	-	1,508
Total current assets	1,083	2,259

Non-current assets
Loans granted to stockholders	-	13
Total non-current asset	-	13

Total assets	1,083	2,272

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	126	145
Liabilities held for sale	-	767
Total current liabilities	126	912
Total liabilities	126	912

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common Stock of $0.0001 par value -
Authorized: 100,000,000 shares at December 31, 2023 and 2022; Issued and outstanding: 2,289,744 shares at December 31, 2023 and 3,544,424 shares at December 31, 2022	-	-
Additional paid-in capital	2,841	3,162

Accumulated other comprehensive income	(24)	(24)
Accumulated deficit	(1,860)	(1,778)
Total stockholders’ equity	957	1,360

Total liabilities and stockholders’ equity	1,083	2,272

The accompanying notes are an integral part of the financial statements

CREATIONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(U.S. dollars in thousands except share data)

	For the year ended December 31,
	2023	2022

General and administrative expenses (related parties of $93 and $52 respectively)	(183)	(159)

Operating loss	(183)	(159)

Financial income	1	13
Foreign exchange differences	(6)	-
Gain from disposal of subsidiary	112	-
Net loss before tax from continuing operations	(76)	(146)

Tax expenses	(6)	(74)

Net loss for the year from continuing operations	(82)	(220)
Net income from discontinued operations, net of tax	-	194

Net loss for the year	(82)	(26)
Other comprehensive expenses:
Foreign currency translation adjustments from discontinued operation	-	(179)
Comprehensive loss	(82)	(205)

Basic and diluted net loss per share	(0.02)	(0.01)

Weighted average number of Common Stock used in computing basic and diluted loss per share	3,439,701	3,544,242

The accompanying notes are an integral part of the financial statements

CREATIONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(U.S. dollars in thousands except share data)

	Common Stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’ equity
	Number	Amount	capital	income	Deficit	(deficit)

Balance as of January 1, 2022	3,544,242	-	3,162	155	(1,752)	1,565

Foreign currency translation adjustments	-	-	-	(179)	-	(179)
Net loss	-	-	-	-	(26)	(26)

Balance as of December 31, 2022	3,544,242	-	3,162	(24)	(1,778)	1,360
Stocks cancelled during the year	(1,254,498)	-	(321)	-	-	(321)
Net loss	-	-	-	-	(82)	(82)

Balance as of December 31, 2023	2,289,744	$-	$2,841	$(24)	$(1,860)	$957

The accompanying notes are an integral part of the financial statements

CREATIONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	December 31	December 31
	2023	2022
Cash flows from operating activities:
Net loss	(82)	(26)
Less net income from discontinues operations	-	(194)

Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange differences	6
Capital gain from realization of subsidiary (appendix A)	(112)

Changes in operating assets and liabilities:
Other current assets	-	9
Accounts payable	(19)	143
Related parties	13	(13)
Operating cash flow from discontinued operations	-	196
Net cash provided by (used in) operating activities	(194)	115

Cash flows from investing activities:
Investing cash flow from discontinued operations	-	(206)
Realization of subsidiary (appendix A)	907	-
Net cash provided by (used in) investing activities	907	(206)

Foreign currency translation adjustments on cash and cash equivalents from discontinues operations	-	(42)

Change in cash and cash equivalents	713	(133)
Cash of continuing operations at the beginning of the year	114	195
Cash of discontinued operations at the beginning of the year	256	308
Cash at the end of the year	1,083	370
Less cash of discontinued operations at the end of the year	-	(256)
Cash and cash equivalents at end of year	1,083	114

Appendix A – Disposal of subsidiary

Asset held for sale (excluding cash)	(485)
Capital note	(637)
Stocks receivables	321
Gain from disposal of subsidiary	(112)
Foreign exchange differences from realization of subsidiary	6
Cash inflow from disposal of subsidiary	(907)

CREATIONS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands)

NOTE 1 - GENERAL

A.	Creations Inc. (hereinafter: the “Company”) was established as a private company under the laws of the State of Delaware on May 13, 2019. The Company’s core business was providing investment services for mutual funds and portfolio management services for individuals and institutions. It operated as a portfolio manager through its wholly owned subsidiaries.

The Company had three wholly owned subsidiaries. Ocean Yetsira Ltd. (hereinafter: “Ocean Yetsira”) which was established as a private Israeli corporation in December 2017, Yetsira Investment House Ltd. (hereinafter: “Yetsira”) which was established as a private Israeli corporation in November 2016 and Ocean Partners Y.O.D.M (hereinafter: “Ocean”) following its acquisition.

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

The 1,254,498 shares described above were returned and canceled during November 2023.

According to agreements between the parties to the share exchange agreements, as of February 7, 2023, the Company does not have any financial or economic benefit with respect to the contentious operation of Ocean Yetsira and its subsidiaries, and in accordance ceased the consolidation of its subsidiaries and ceased its operation (see also note 3).

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

CREATIONS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

C.	(Continued)

	December 31,	December 31,
	2023	2022
Official exchange rate of NIS 1 to US dollar	0.276	0.284

D. Cash and cash equivalents

The Company considers all highly liquid investments, which include short-term bank deposits that are not restricted as to withdrawal or use, and short-term debentures, with original periods to maturity not exceeding three months, to be cash equivalents.

E. Accounts receivable

Accounts receivable are reported at their outstanding unpaid principal balances net of an allowance for uncollectible accounts. The Company provides for allowances for uncollectible receivables based on management’s estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. The Company writes off accounts receivable against the allowance for doubtful accounts when a balance is determined to be uncollectible. At December 31, 2022, the Company determined that an allowance for doubtful accounts was not needed.

F. Property and equipment, net

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

G. Impairment of long-lived assets

Property and equipment subject to amortization are reviewed for impairment in accordance with ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets”, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the year ended December 31, 2023, no impairment losses were recorded.

  H. Revenue recognition

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

Asset Management and Investments Fees (Gross): The Company earned Asset management and investment fees from its contracts with its clients. These fees were primarily earned over time on a daily basis and are generally assessed based on fixed percentage of the Assets Under Management (AUM). Other related services provided include investment banking and consulting for which the Company’s fees, which were based on a fixed fee schedule, were recognized when the services were rendered.

All of the Company’s revenues were from contracts with customers. Customers were invoiced at the end of the month.

See note 3.

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

At December 31, 2023, contract assets and liabilities were $0.

  J. Fair value of financial instruments

The carrying amounts reported in the balance sheets for cash and cash equivalents, bank deposits, other current assets and accounts receivable and accounts payable approximate their fair market value based on the short-term maturity of these instruments. The Company did not have any non-financial assets or liabilities that are measured at fair value on a recurring basis as of December 31, 2023, and 2022.

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

See note 3.

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

The Company accounts for uncertainties in income taxes under the provisions of ASC 740-10-05 which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and certain recognition thresholds must be met before a tax position is recognized. An entity may only recognize or continue to recognize tax positions that meet a “more likely-than-not” threshold. As of December 31, 2023 and 2022, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying financial statements. The Company recognizes interest and penalties related to uncertain income tax positions in other expense.

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

P. Legal and other contingencies

The Company accounts for its contingent liabilities in accordance with ASC 450 “Contingencies” under which a provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. As of December 31, 2023 and 2022, the Company is not a party to any litigation that could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

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

CREATIONS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

  S. Goodwill

Goodwill consists of the excess of cost over net assets acquired of Ocean. Goodwill is not amortized, but is tested at least annually for impairment, or if circumstances change that will more likely than not reduce the fair value of the reporting unit below its carrying amount. The Company performs annual impairment testing on a recurring basis in the last quarter of each year. Impairments, if any, are expensed in the year incurred. The Company did not record an impairment in 2022.

T. Recently adopted accounting pronouncements.

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes how entities will measure credit losses for financial assets and certain other instruments that are not measured at fair value through net income. The new expected credit loss impairment model requires immediate recognition of estimated credit losses expected to occur. Additional disclosures are required regarding assumptions, models, and methods for estimating the credit losses. ASU 2019-10, Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, deferred the effective date for non-public companies. The standard is effective for non-public companies for fiscal years beginning after December 15, 2022. We adopted these requirements as of January 1, 2023 with no material impact on our consolidated financial statements.

NOTE 3 - SALE OF SUBSIDIARY

Following the closing of the transactions described in note 1.B. on March 20, 2023, the company disposed its investments in Ocean Yetsira, Yetsira and Ocean (the sold companies). On August 14, 2023, the company received the cash consideration of the transaction amounted to $1,163 thousand.

As of February 7, 2023, the Company does not have any financial or economic benefit with respect to the contentious operation of Ocean Yetsira and its subsidiaries. As a result, the company ceased the consolidation of the sold companies’ assets, liabilities and results.. The 1,254,498 shares described in note 1.B. were returned and canceled during November 2023. These shares were decreased from the additional paid-in capital in the amount of $321 thousand, According to the value of the shares held in the subsidiary and were exchanged. (NIS 2,210 per share)

Assets Held for Sale

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

NOTE 4 - LOANS GRANTED TO STOCKHOLDERS

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

During 2020, one of the stockholders service agreement was terminated and the loan amounted $12 thousand was fully repaid.

During 2021, one of the stockholders service agreement was terminated and the loan of amounted $13 thousand was fully repaid.

During 2023 the remaining loan amounted $13 thousand was fully repaid.

CREATIONS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands)

NOTE 4 - LOANS GRANTED TO STOCKHOLDERS (CONT.)

Composition:

	Year ended December 31,	Year ended December 31,
	2023	2022

Opening balance	$13	$12
Interest income and exchange differences	(1)	1
Repayment	(12)	1

Closing balance	$-	$13

NOTE 5 - COMMITMENT AND CONTINGENCIES

A.	Leases:

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

CREATIONS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands)

NOTE 5 - COMMITMENT AND CONTINGENCIES (CONT.)

A.	(Continued)

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

The lease was capitalized under ASC 842: minimum payment $5 thousands, 24 months, interest rate 3.6%.

Total lease expenses amounted to $55 thousands for the year ended December 31, 2022.

The agreement term was ended in November 2022.

B.	Following the acquisition of Ocean, the mutual fund management activity of the group was managed through Ocean.

On September 24, 2020, Ocean entered into a new hosting agreement (the “New Hosting Agreement”) with Sigma Mutual Funds Ltd. (“Sigma Mutual Funds”), an unrelated third party, under which Ocean receives hosting services from Sigma Mutual Funds and provides fund portfolio management services

CREATIONS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands)

NOTE 5 - COMMITMENT AND CONTINGENCIES (CONT.)

B.	(Continued)

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

During the year ended December 31, 2022, the Company incurred hosting services and fund portfolio management services expenses in total amount of $1,071 thousands which were recorded as cost of revenues in the Consolidated Statements of Operations and Comprehensive Loss.

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

Following the closing of the transactions described in note 1.B., the agreements described in the previous paragraphs were adopted by the company in connection to the company’s CEO. in the amount of NIS 25 thousand per month (approximately $7 thousand). The agreement includes six months severance payment.

CREATIONS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands)

NOTE 6 - STOCKHOLDERS’ EQUITY

A.	Common Stock

The holder of the shares of Common Stock are entitled to the following rights:

1.	Right to participate and vote in the Company’s general meetings, whether regular or extraordinary. Each share will entitle its holder, when attending and participating in the voting in person or via agent or letter, to one vote;

2.	Right to share in distribution of dividends, whether in cash or in the form of bonus shares; the distribution of assets or any other distribution pro rata to the par value of the shares held by them;

3.	Right to a share in the distribution of the Company’s excess assets upon liquidation on a pro rata basis to the par value of the shares held by them.

B.	Warrants (exercise price of $1.00 per share)

	2023	2022

Outstanding as of January 1	3,544,242	3,544,242
Granted	-	-
Expired	(3,544,242)	-

Outstanding as of December 31	3,544,242	3,544,242

CREATIONS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands)

NOTE 7 - EMPLOYEE BENEFITS

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

Severance pay deposit expenses under Section 14 for the years ended December 31, 2023 and 2022 amounted to $0 thousand and $10 thousand, respectively.

NOTE 8 - TAXES ON INCOME

A.	Taxation under Various Laws

1.	Tax rate applicable to Ocean Yetsira, Yetsira and Ocean is 23%.

2.	Tax rates applicable to the Company:

The federal income tax rates is a 21% flat rate, There is a provision designed to currently tax global intangible low-taxed income (“GILTI”), beginning in 2018 tax year. As the Company is currently in a loss position, there was no tax effect in the current year. The Company will record the U.S. income tax effect of future GILTI inclusions in the period in which they arise, if relevant.

CREATIONS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands)

NOTE 8 - TAXES ON INCOME (CONT.)

B.	Net operating losses carryforward

As of December 31, 2023, the Company (excluding subsidiaries) has accumulated net operating loss carryforwards for U.S. federal income tax purposes of approximately $221 thousand which may be carried forward and offset against taxable income in the future for an indefinite period. Utilization of the U.S. net operating losses may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

C.	Income tax expenses

Tax expenses for the years ended December 31, 2023 and 2022 are as follows:

	December 31,
	2023	2022
Current tax	$6	$34
Prior periods tax	-	40
	$6	$74

CREATIONS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands)

NOTE 8 - TAXES ON INCOME (CONT.)

D.	Deferred income taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	Year Ended December 31,
	2023	2022
Deferred tax assets:
Net operation loss carryforward	$46	$357

Net deferred tax asset before valuation allowance	46	357
Valuation allowance	(46)	(357)

Net deferred tax asset	$-	$-

Refers to discontinued operations

	Year Ended December 31,
	2023	2022

Deferred tax liability:
Customer relations intangible assets	$-	$47

Net deferred tax liability	$-	$47

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

E.	Reconciliation of Income Taxes

The main reconciling item between the statutory tax rate of the Company and the effective tax rate is the recognition of valuation allowances in respect to deferred taxes relating to accumulated net operating losses carried forward and temporary differences due to the uncertainty of the realization of such deferred taxes.

CREATIONS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands)

NOTE 8 - TAXES ON INCOME (CONT.)

F.	The components of profit and loss before taxes on income are as follows:

	Year ended December 31,
	2023	2022

Foreign – discontinued operations	$0	$181
Domestic – continuing operations	(76)	(146)

Income (loss) before taxes on income	$(76)	$35

G.	Tax Assessments

The Company has not received final tax assessments for income tax purposes since incorporation.

NOTE 9 - FINANCIAL INCOME, NET

Composition:

	Year ended December 31,
	2023	2022

Bank commissions and others	$-	$-
Other	1	13

Total financial income, net	$1	$13

CREATIONS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands)

NOTE 10 - RELATED PARTIES BALANCES AND TRANSACTIONS

A.	Balances with related parties

	December 31,
	2023	2022

Assets:
Loans granted to stockholders (Note 9)	$-	$13

Liabilities:
Management fee payable to stockholders	$49	$67

B.	Transactions with related parties

	Year ended December 31,
	2023	2022

Income:
Income (expenses) in respect to loans granted to stockholders	$(1)	$1

Expenses:
Management fee (including discontinued operation)	$93	$406

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the fiscal quarter ended December 31, 2022, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our board of directors consists of two (2) members: Shumel Yelshevich, and Ilan Arad Keshet.

Directors and Executive Officers

The following table provides information as of April 15, 2024 as to each person who is, as of the filing hereof, a director and/or executive officer of the Company:

Name	Position(s)	Age
Shmuel Yelshevich	Interim Chief Executive Officer, Chief Financial Officer, President, Treasurer, and Secretary	36
Ilan Arad Keshet	Chairman of the Board	45

(1) Chairman of audit committee and Chairman of compensation committee

No Family Relationships

There is no family relationship between any director and executive officer or among any directors or executive officers.

Business Experience and Background of Directors and Executive Officers

BOARD OF DIRECTORS

Shmuel Yelshevish co-founded Yetsira and served as Chief Financial Officer, Vice President of Sales and Investment Manager at Yetsira since November 2016. From 2013 to 2016, Mr. Yelshevich served as a manager of marketing department, portfolio manager and analyst at Israeli portfolio management firm. Mr. Shmuel holds a B.A. in Finance and Financial Risk Management from The Interdisciplinary Center Herzliya. Mr.

Ilan Arad Keshet co-founded Yetsira and has served as Chief Executive Officer and Investment Manager of Yetsira since November 2016. From 2013 to 2015. Mr. Arad Keshet served as a private investment manager and counselor to a wealth family, specializing in complex options strategies. From 2010 to 2013, Mr. Arad Keshet served at dash- Securities, a large brokerage firm in Israel, as a trading floor manager and portfolio manager of institutional funds. Mr. Arad Keshet holds a BA in Finance from Max Stern Yezreel Valley College.

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

Board of Directors Meetings and Attendance

We have no formal policy regarding director attendance at the annual meeting of stockholders. The Board of Directors held 1 meeting in 2023. All Board members were present at all of the meetings.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% of the Company’s stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and changes in ownership of the Company’s common stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company’s knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended December 31, 2023 all Reporting Persons timely complied with all applicable filing requirements, if applicable.

ITEM 11.	EXCUTIVE COMPENSATION

The following table sets forth all compensation recorded by us in each of the last two completed fiscal years for the named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation	All Other Compensation	Total Compensation ($)
Shmuel Yelshevich	2023	93							93
Interim Chief Executive Officer	2022	52							52

Ilan Arad Keshet	2023	0							0
Chairman of the Board	2022	0							0

Employment Agreements with Named Officers

Gradation of the volume of managed assets (in NIS million)	The monthly Consideration (in NIS, before VAT)
0-1,000	20,000
1,001-2,000	30,000
2,001-3,000	45,000
3,001-4,000	65,000
4,001+	85,000

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards at the end of December 31, 2023 .

Director Compensation

To date, we have not paid any compensation to our directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock as of April 15, 2024 for:

●	each beneficial owner of more than 5% of our outstanding common stock;

●	each of our director and named executive officers; and

●	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and include common stock that can be acquired within 60 days of April 15, 2024. The percentage ownership information shown in the table is based upon 2,289,744 shares of common stock outstanding as of April 15, 2024.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options and warrants held by that person that are immediately exercisable or exercisable within 60 days of April 15, 2024. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Beneficial ownership representing less than 1% is denoted with an asterisk (*). The information in the table below is based on information known to us or ascertained by us from public filings made by the stockholders. Except as otherwise indicated in the table below, addresses of the directors, executive officers and named beneficial owners are in care of the Company.

Name and Address of Beneficial Owner	Title of Class	Number of shares of Common stock Beneficially Owned	Percentage of Common stock Beneficially Owned (1)
Estate of Guy Nissenson	Common Stock	1,044,435	45.61%
Shmuel Yelshevich	Common Stock	80,903	3.53%
Ilan Arad	Common Stock	80,903	3.53%
All Executive Officers and Directors as a group (2 individuals)		161,806	7.07%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

We describe below all transactions and series of similar transactions, other than compensation arrangements, in the last two fiscal years, to which we were a party or will be a party, in which:

●	the amounts involved exceeded the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years; and

●	any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

The Company will only enter into related party transactions if the terms are at least as favorable to them as could be obtained from a third party.

Director Independence

We currently do not have any directors who are independent.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to the Company by Barzily and other tax professionals for professional accounting services rendered for the year ended December 31, 2023 and 2022.

	Fiscal Year 2023	Fiscal Year 2022
Audit fees	$30	$34
Audit related fee	-	-
Tax fees	3.6	3.6
Other fees	-	-
Total	$33.6	$37.6

Audit fees consist of fees billed for services rendered for the audit of our financial statements and review of our financial statements included in our quarterly reports on Form 10–Q. Other fees consist of comfort letter service fees.

Tax fees consist of fees billed for professional services related to the preparation of our U.S. federal and state income tax returns.

We did not incur assurance and audit-related fees during 2023 and 2022, to Barzily as applicable, nor in connection with the audit of our financial statements for the reviews of registration statements and issuance of related consents and assistance with SEC comment letters.

There were no other fees billed to us by Barzily as applicable, for services rendered to us during the years ended December 31, 2023 and 2022, respectively, other than the services described above under “Audit Fees” and “Audit-Related Fees.”

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

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description

3.1	Certificate of Incorporation of Creations, Inc., dated May 13, 2019 (previously filed as Exhibit 3.1 to the Company’s Form S-1 filed with the SEC on July 29, 2020)
3.2	By-Laws of Creations, Inc. (previously filed as Exhibit 3.2 to the Company’s Form S-1 filed with the SEC on July 29, 2020)

10.1	Share Exchange Agreement dated as of September 7, 2020 by and among Creations, Inc., Agaron Barkai & Co. Ltd., and Ocean Yetsira Ltd. (previously filed as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on February 15, 2023)

10.2	Agreement for the Purchase of Shares and Capital Notes dated as of February 9, 2023 (previously filed as Exhibit 10.2 to the Company’s form 8-K filed with the SEC on February 15, 2023)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Acting Chief Financial Officer (furnished herewith)

32.1	Certification by the Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)

101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.*
101.PRE	Inline XBRL Extension Presentation Linkbase.*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Creations, Inc.

Date: April 15, 2024	By:	/s/ Shmuel Yelshevich
	Name:	Shmuel Yelshevich
	Title:	Interim Chief Executive Officer

